Form 10QSB
period 2006-09-30
ASIANADA, INC.
filed 2006-11-17
CIK 1373479

======================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-136806

ASIANADA, INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2288 West 40th Avenue, Suite 802
Vancouver, British Columbia
Canada V6M 1W6
(Address of principal executive offices)

(604) 261-8616
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Registrant is a Shell company. Yes [ ] No [X]

As of November 15, 2006, the Company had 8,080,000 shares of common stock outstanding.

==================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ASIANADA, INC.
( Pre-Exploration Stage Company )
BALANCE SHEET
September 30, 2006

ASSETS
CURRENT ASSETS

Cash	$ 22,088

Total Current Assets	$ 22,088

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - related parties	86
Total Current Liabilities	86
STOCKHOLDERS' EQUITY

Common stock
75,000,000 shares authorized at $0.001 par value;
8,080,000 shares issued and outstanding	8,080
Capital in excess of par value	31,120

Deficit accumulated during the pre-exploration stage	(17,198)

Total Stockholders' Equity	22,002
$ 22,088

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Pre-Exploration Stage Company )
STATEMENTS OF OPERATIONS
For the Three Months ended September 30, 2006 and the
period February 17, 2006 (date of inception) to September 30, 2006

	Sept 30,	Feb 17, 2006
	2006	to Sept 30, 2006

REVENUES	-	$ -

EXPENSES

Acquisition and maintenance of mining claim	-	4,518
Administrative	12,188	12,680

NET OPERATING LOSS	$ (12,188)	$ (17,198)

NET LOSS PER COMMON SHARE

Basic and diluted	$ -

AVERAGE OUTSTANDING SHARES

Basic	8,080

The accompanying notes are an integral part of these financial statements

ASIANADA, INC.
( Pre-Exploration Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period February 17, 2006 (Date of Inception)
to September 30, 2006

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance February 17, 2006 (date of inception)	-	$ -	$ -	$ -

Issuance of common stock for cash	5,200,000	5,200	5,200	-
at $.002 - April 18, 2006

Issuance of common stock for cash
at $.01- June 28, 2006	2,880,000	2,880	25,920	-

Net operating loss for the period
February 17, 2006 to June 30, 2006	-	-	-	(5,010)

Balance June 30, 2006	8,080,000	8,080	31,120	(5,010)

Net operating loss for the three months
ended September 30, 2006	-	-	-	(12,188)

Balance September 30, 2006	8,080,000 $	8,080	$ 31,120	$ (17,198)

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Pre-Exploration Stage Company )
STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2006 and the Period
February 17, 2006 (date of inception) to September 30, 2006

	Sept 30,	Feb 17, 2006
	2006	to Sept 30, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$ (12,188)	$ (17,198)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Changes in accounts payables	(1,427)	-

Net Changes in Cash Flows from Operations	(13,615)	(17,198)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loan from related party	-	86
Proceeds from issuance of common stock	-	39,200
Net Change in Cash	(13,615)	22,088

Cash at Beginning of Period	35,703	-

Cash at End of Period	$ 22,088	$ 22,088

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

1.	ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 17, 2006 with authorized common stock of 75,000,000 shares at $.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage.

Since its inception the company has completed private placement offerings of 8,080,000 shares of its common capital stock for $39,200

The Company has elected June 30 as its fiscal year end.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
The Company has not adopted a policy regarding payment of dividends.

Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2006, the Company had a net operating loss available for carry forward of $17,198. The tax benefit of approximately $5,200 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss carryforward will expire in 2026.

ASIANADA, INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Environmental Requirements
At the report date environmental requirements related to the mineral claim acquired are unknown and therefore an estimate of any future cost cannot be made.

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Unproven Mining Claim Costs
Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Financial and Concentrations Risk
The Company does not have any concentration or related financial credit risk.

Financial Instruments
The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Foreign Currency Translation
Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be US dollars.

Revenue Recognition
Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
The company expenses advertising and market development costs as incurred.

ASIANADA, INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements
The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Estimates and Assumptions
Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.	UNPROVEN MINERAL CLAIMS

On March 16, 2006 the company acquired a mineral claim, known as the Asianad Claim, consisting of 18 units, located approximately 120 kilometres north of the city of Kamloops in north central British Columbia in the Kamloops Mining Division with an expiration date of December 9, 2006. The claim has not been proven to have a commercially minable ore reserve and therefore all costs of acquisition exploration and retaining the property have been expensed. The claim can be renewed by a yearly payment of $1,448cn for the first three years.

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director’s have acquired 25% of the outstanding common stock and have made no interest, demand loans to the Company of $86.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS

     This Form 10-QSB for the period ended September 30, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

     Perry Grunenberg of P&L Geological Services was contracted from May to August, 2006 to provide a reconnaissance level prospecting and evaluation of the Asianada Property located northwest of Kamloops, BC.

     The scope of services for this project included a literature review and limited site reconnaissance, including rock and silt sampling. The literature review included information obtained from the Ministry of Energy, Mines and Petroleum Resources (MEMPR) Map Place website, and included a review of assessment reports and the Minfile database available through the website and the Kamloops MEMPR regional office. The sampling program was conducted on June 19, 2006.

     The geological report on the above work was filed, on October 2, 2006, with the Ministry of Energy, Mines and Petroleum Resources, the Province of British Columbia.

     Based on the findings of the literature review and property reconnaissance sampling conducted by P&L Geological Services in June 2006, the following conclusions are submitted to the issuer for consideration:

*	The literature review indicates that the property covers a portion of the Thuya Batholith that may be important to hosting copper/silver/gold mineralization within and marginal to the Batholith.

*	Two Minfile occurrences are located near to the property boundary. These contain copper mineralization that has been interpreted as porphyry style deposition.

*	Regional geochemical surveys indicate the presence of elevated values of copper in silt, and copper and silver in tills, adjacent to the property.

*	A brief reconnaissance and sampling program was conducted on the property on June 19, 2006.

*	The results of silt sampling returned up to 20 ppb gold and 111 ppm copper from a small tributary west of the main drainage of Eagle Creek.

*	The results of the rock sampling returned up to 15 ppb gold and 190 ppm copper from rusty pyritic diorite and hornfelsed sediments.

     The short reconnaissance program summarized in this report only covered a small portion of the property. Silt sampling indicates possible trending of elevated copper and gold values toward the west from the Eagle Creek valley. Mineralization observed in bedrock samples was limited to pyrite as fine disseminations to 5%. Further work is required to properly assess the property for mineral potential. Continued work should include silt sampling all of the streams on the property, with follow-up soil sampling within grids established in areas delineated from silt sample results. Rock sampling of mineralized outcrops where encountered is also recommended. An investigation of the PC Minfile showing should also be conducted to assess the style of copper mineralization indicated at that location.

According the above work and conclusion, an exploration program is planned as:

November, 2006-February, 2007: No work will be carried out during the Winter time.

March-May, 2007: Commence Phase I of the exploration program recommended by P&L Geological Services. Phase I will consist of additional mapping and sampling in areas and test reconnaissance silt sampling and soil sampling. The cost is approximately $8,000.

May-June, 2007: Receive results from Phase I of the exploration program. The cost of reporting and compiling information is included in the cost of Phase I.

July-October, 2007: Commence Phase II of exploration program recommended by P&L Geological Services. Phase II will consist of soil sampling, line cutting, geophysical surveying and trenching. The cost is approximately $50,000.

     The issuer currently has enough funds on hand to complete Phase I and part of Phase II on the Asianada property. To complete Phase II and to cover administrative costs, the Company will require additional funding. The Company anticipates that additional funding will be required in the form of equity financing from the sale of our common stock or a shareholder loan. However, the Company currently does not have any arrangements for additional funding at this time.

Results of Activities

From Inception on February 17, 2006

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We have staked the property and will begin our exploration in March 2007.

     Since inception, we have used loans from Ms. Gao, our secretary, to stake the property, to incorporate us, and for legal and accounting expenses. The loans have been paid back to Ms. Gao by us.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

     In March 2006, we issued 2,000,000 shares of common stock through a private placement pursuant to section Regulation S of the Securities Act of 1933 to our officers and directors, Dr. He and Ms. Gao in consideration of $4,000.00. The shares were sold to a non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In April 2006, we completed a private placement of 3,200,000 restricted shares of common stock to eight individuals pursuant to Reg. S of the Securities Act of 1933 and raised $6,400.00. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In June 2006, we completed a private placement of 2,880,000 restricted shares of common stock to thirty-six individuals pursuant to Reg. S of the Securities Act of 1933 and raised $28,800. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

ITEM 3.    CONTROLS AND PROCEDURES

     (a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     (b)    Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 11, 2006, our Form SB-2 registration statement (SEC file no. 333-136806) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 6,080,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price is $0.02 per common share. As of the date hereof, we have not sold any shares.

ITEM 6. EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of November, 2006.

ASIANADA, INC.
(Registrant)

BY:	IAN Y. B. HE
Ian Y. B. He
President, Principal Executive Officer and a
member of the Board of Directors

BY:	HELEN GAO
Helen Gao
Principal Financial Officer, Principal Accounting
Officer, Secretary/Treasurer and a member of the
Board of Directors