Form 10QSB/A
period 2006-09-30
ASIANADA, INC.
filed 2006-12-01
CIK 1373479

=================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

The Registrant is a Shell company. Yes [X]   No [  ]

As of December 1, 2006, the Company had 8,080,000 shares of common stock outstanding.

=================================================================================================

PART II. OTHER INFORMATION

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of December, 2006.

ASIANADA, INC.
(Registrant)

BY: IAN Y. B. HE
Ian Y. B. He
President, Principal Executive Officer and a
member of the Board of Directors

BY: HELEN GAO
Helen Gao
Principal Financial Officer, Principal Accounting
Officer, Secretary/Treasurer and a member of the
Board of Directors