Form 10QSB
period 2006-12-31
ASIANADA, INC.
filed 2007-02-01
CIK 1373479

===========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

As of January 26, 2007, the Company had 8,080,000 shares of common stock outstanding.

============================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

ASIANADA, INC.
( Pre-Exploration Stage Company )
BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS

Cash	$16,924

Total Current Assets	$16,924

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - related parties	86
Total Current Liabilities	86
STOCKHOLDERS' EQUITY

Common stock
75,000,000 shares authorized at $0.001 par value;
8,080,000 shares issued and outstanding	8,080
Capital in excess of par value	31,120

Deficit accumulated during the pre-exploration stage	(22,362)

Total Stockholders' Equity	16,838
$16,924

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Pre-Exploration Stage Company )
STATEMENTS OF OPERATIONS
For the Three and Nine Months ended December 31, 2006 and the period February 17, 2006 (date of inception) to December 31, 2006

	Dec 31,	Dec 31,	Feb 17, 2006
	2006	2006	to Sept 30, 2006

REVENUES
EXPENSES

Acquisition and maintenance of mining claim	1,391	1,391	5,909
Administrative	3,773	15,961	16,453

NET OPERATING LOSS	$(5,164)	$(17,352)	$(22,362)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic	8,080	8,080

The accompanying notes are an integral part of these financial statements

ASIANADA, INC.
( Pre-Exploration Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period February 17, 2006 (Date of Inception)
to December 31, 2006

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance February 17, 2006 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash	5,200,000	5,200	5,200	-
at $.002 - April 18, 2006

Issuance of common stock for cash
at $.01- June 28, 2006	2,880,000	2,880	25,920	-

Net operating loss for the period
February 17, 2006 to June 30, 2006	-	-	-	(5,010)

Balance June 30, 2006	8,080,000	8,080	31,120	(5,010)

Net operating loss for the six months
ended December 31, 2006	-	-	-	(17,352)

Balance December 31, 2006	8,080,000	$8,080	$31,120	$(22,362)

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Pre-Exploration Stage Company )
STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2006 and the Period
February 17, 2006 (date of inception) to December 31, 2006

	Dec 31,	Feb 17, 2006
	2006	to Dec 31, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(17,352)	$(22,362)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Changes in accounts payables	(1,427)	-

Net Changes in Cash Flows from Operations	(18,779)	(22,362)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loan from related party	-	86
Proceeds from issuance of common stock	-	39,200
Net Change in Cash	(18,779)	16,924

Cash at Beginning of Period	35,703	-

Cash at End of Period	$16,924	$16,924

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

On December 31, 2006, the Company had a net operating loss available for carry forward of $22,362. The tax benefit of approximately $6,700 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss carry forward will expire in 2027.

ASIANADA, INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

ASIANADA, INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

3.     UNPROVEN MINERAL CLAIMS

On March 16, 2006 the company acquired a mineral claim, known as the Asianad Claim, consisting of 18 units, located approximately 120 kilometres north of the city of Kamloops in north central British Columbia in the Kamloops Mining Division with an expiration date of December 9, 2007. The claim has not been proven to have a commercially minable ore reserve and therefore all costs of acquisition exploration and retaining the property have been expensed. The claim can be renewed by a yearly payment of $1,448cn for the first three years.

4.     SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director's have acquired 25% of the outstanding common stock and have made no interest, demand loans to the Company of $86.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

This Form 10-QSB for the period ended December 31, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of January, 2007.

ASIANADA, INC.
(Registrant)

BY:	IAN HE
Ian Y. B. He
President, Principal Executive Officer and a member of the Board of Directors

BY:	HELEN GAO
Helen Gao
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors