Form 10QSB
period 2007-03-31
ASIANADA, INC.
filed 2007-05-07
CIK 1373479

=================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

(604) 992-2198
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

As of April 30, 2007, the Company had 8,080,000 shares of common stock outstanding.

=================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ASIANADA, INC.
( Pre-Exploration Stage Company )
BALANCE SHEET
March 31, 2007

ASSETS
CURRENT ASSETS

Cash	$5,169

Total Current Assets	$5,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - related parties	86
Total Current Liabilities	86

STOCKHOLDERS' EQUITY

Common stock
75,000,000 shares authorized at $0.001 par value;
8,080,000 shares issued and outstanding	8,080
Capital in excess of par value	31,120

Deficit accumulated during the pre-exploration stage	(34,117)

Total Stockholders' Equity	5,083
$5,169

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Pre-Exploration Stage Company )
STATEMENTS OF OPERATIONS
For the Three and Nine Months ended March 31, 2007 and the
period February 17, 2006 (date of inception) to March 31, 2007

	Three Months	Nine Months
	Mar 31,	Mar 31,		Feb 17, 2006
	2007	2007		to Mar 31, 2007
REVENUES
EXPENSES			$

Acquisition and maintenance
of mining claim	1,489	2,880		7,398
Administrative	10,266	26,227		26,719

NET OPERATING LOSS	$(11,755)	$(29,107)		$(34,117)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-
AVERAGE OUTSTANDING SHARES

Basic	8,080	8,080

The accompanying notes are an integral part of these financial statements

ASIANADA, INC.
( Pre-Exploration Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period February 17, 2006 (Date of Inception)
to March 31, 2007

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance February 17, 2006 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash	5,200,000	5,200	5,200	-
at $.002 - April 18, 2006

Issuance of common stock for cash
at $.01- June 28, 2006	2,880,000	2,880	25,920	-

Net operating loss for the period
February 17, 2006 to June 30, 2006	-	-	-	(5,010)

Balance June 30, 2006	8,080,000	8,080	31,120	(5,010)

Net operating loss for the nine months
ended March 31, 2007	-	-	-	(29,107)

Balance March 31, 2007	8,080,000	$8,080	$31,120	$(34,117)

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Pre-Exploration Stage Company )
STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2007 and the Period
February 17, 2006 (date of inception) to March 31, 2007

	Mar 31,	Feb 17, 2006
	2007	to Mar 31, 2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(29,107)	$(34,117)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Changes in accounts payables	(1,427)	-

Net Changes in Cash Flows from Operations	(30,534)	(34,117)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loan from related party	-	86
Proceeds from issuance of common stock	-	39,200

Net Change in Cash	(30,534)	5,169

Cash at Beginning of Period	35,703	-

Cash at End of Period	$5,169	$5,169

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

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

On March 31, 2007, the Company had a net operating loss available for carry forward of $34,117. The tax benefit of approximately $10,300 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss carry forward will expire in 2027.

ASIANADA, INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007

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

ASIANADA, INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS

     This Form 10-QSB for the period ended March 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

April-May, 2007: Commence Phase I of the exploration program recommended by P&L Geological Services. Phase I will consist of additional mapping and sampling in areas and test reconnaissance silt sampling and soil sampling. The cost is approximately $8,000.

June-July, 2007: Receive results from Phase I of the exploration program. The cost of reporting and compiling information is included in the cost of Phase I.

August-October, 2007: Commence Phase II of exploration program recommended by P&L Geological Services. Phase II will consist of soil sampling, line cutting, geophysical surveying and trenching. The cost is approximately $50,000.

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

Stock Transfer Agent

     At this time the stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue South, Suite 300N, St. Petersburg, Florida 33701.

Results of Activities

From Inception on February 17, 2006

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We have staked the property and will begin our exploration in May 2007.

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

PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of May, 2007.

ASIANADA, INC.
(Registrant)

BY:	IAN Y. B. HE
Ian Y. B. He
President, Principal Executive Officer and a
member of the Board of Directors

BY:	HELEN GAO
Helen Gao
Principal Financial Officer, Principal
Accounting Officer, Secretary/Treasurer and a
member of the Board of Directors