Form 10KSB
period 2007-06-30
ASIANADA, INC.
filed 2007-10-15
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-136806
ASIANADA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0539032
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2121 Avenue of the Stars, Suite 2550
Los Angeles, CA 90067
(Address of principal executive offices)

(310) 601-2500
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

The Registrant is a Shell company. Yes ☒ No ☐

As of September 27, 2007, the Company had 8,080,000 shares of common stock outstanding.

Asianada, Inc.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2007

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

We were incorporated in the State of Nevada on February 17, 2006, as an exploration stage corporation. We do not own any interest in any property, but merely had the right to conduct exploration activities on one property.

On June 15, 2007, Trinad Capital Master Fund, Ltd., an exempted Cayman Island Corporation, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067 (“TCMF”), entered into a Securities Purchase Agreement (the “Agreement”) with certain stockholders, the “stockholders” of Asianada, Inc. (the “Company” or “Registrant”). Pursuant to the terms of the Agreement, the Stockholders sold 7,595,200 shares (the “Shares”) of the Company’s common stock, $.001 par value per share, (“Common Stock”) representing 94% of the issued and outstanding Common Stock as of June 15, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, the Purchaser paid at Closing the total sum of seven hundred thousand dollars ($700,000), pursuant to and in accordance with the terms of the Agreement. The source of such capital was the Purchaser’s working capital. The sale of the shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Sections 4(1) of the Securities Act of 1933, as amended.

On August 17, 2007, written consents from stockholders representing a majority of our outstanding shares of common stock approved (1) the reincorporation (the “Reincorporation”) of Asianada, Inc., a Nevada corporation (“Asianada-Nevada” or the “Company”), in Delaware by merger with and into its wholly-owned, newly formed Delaware subsidiary, Asianada, Inc. (“Asianada-Delaware”), and (2) the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”).

The Reincorporation was effective on September 27, 2007 and resulted in the following: (a) the Company is governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law; (b) the Company’s authorized capital stock changed from 75,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions with respect to the preferred stock as the Board of Directors may determine from time to time; (c) the persons currently serving as officers and directors of the Company continued to serve in their respective capacities after the Reincorporation; and (d) Asianada-Delaware: (i) acceded to all of the rights, privileges, immunities and powers of the Company; (ii) acquired and will possess all of the property of the Company whether real, personal or mixed; and (iii) assumed all of the debts, liabilities, obligations and duties of the Company. Asianada-Delaware is the surviving corporation and will operate under the name “Asianada, Inc.”

Under the 2007 Plan, employees, directors and consultants of the Company (the “Eligible Participants”) may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock. The 2007 Plan became effective as of September 27, 2007, and will continue in effect until August 17, 2017.

Our 2007 Plan provides that no participant may receive awards for more than 250,000 shares of Common Stock in any fiscal year. Shares of Common Stock reserved for awards under the 2007 Plan that are forfeited or are canceled will be added back to the share reserve available for future awards. However, shares of Common Stock tendered in payment for an award or shares of Common Stock withheld for taxes will not be available again for grant.

The executive office of the Company is now located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067. Its telephone number is (310) 601-2500. Robert S. Ellin is the Company's President and Chief Executive Officer, Jay A. Wolf is the Secretary and Charles Bentz is the Company’s Chief Financial Officer. Robert S. Ellin, Barry I. Regenstein and Jay Wolf are the Company’s Directors.

TCMF and Management’s Plan of Operation

TCMF, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making the Company an attractive vehicle with which to acquire a business. TCMF intends to then seek a suitable acquisition candidate for the Company (a “Business Combination”). To date, no such Business Combination has been identified and the Company is therefore subject to a number of risks, including: any Business Combination consummated by the Company may turn out to be unsuccessful; the Company’s investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether financing that could have a dilutive effect on the Company’s present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; the Company may acquire a company in the early stage of development causing it to incur further risks; the Company may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; the Company will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; the Company’s common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of the Company’s common stock.

Company is a Blank Check Company

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a Business Combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities or undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Registrant is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The company faces vast competition from other shell companies with the same objectives. The company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

Other than Robert S. Ellin, our chief executive officer, Jay A. Wolf, our secretary, and Charles Bentz, our chief financial officer, the Company currently has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

Currently, we are utilizing the office space of TCMF at no cost to us until an acquisition is consummated or a business is established. The amount of office space currently utilized by us is insignificant.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our authorized capital stock consists of 80,000,000 shares of capital stock,of which 75,000,000 are shares of common stock, $0.001 par value per share, or the Common Stock. The holders of our Common Stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;

*	are entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs;

*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

All shares of Common Stock now outstanding are fully paid for and non-assessable and all shares of Common Stock are fully paid for and non-assessable. We refer you to our Certificate of Incorporation, Bylaws and the applicable statutes of the state of Delaware for a more complete description of the rights and liabilities of holders of our securities. There has been no trading activity of our Common Stock since our inception.  Shares of Common Stock sold at our IPO were sold at $0.02 per share.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, $0.001 par value per share, or the ("Preferred Stock").

Non-cumulative voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Cash dividends

Since our inception, we have not declared or paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Holders

As of September 27, 2007, there were 5 holders of record of our common stock.

Stock Transfer Agent

The stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue South, Suite 300N, St. Petersburg, FL, 33701.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this section, references to "we," "us," "our," and "ours" refer to Asianada, Inc.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

MANAGEMENT’S PLAN OF OPERATION

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a Business Combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

We may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, we will enter into a business combination with any such private company or the industry or the operating history, revenues, future prospects or other characteristics of any such company. TCMF intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. TCMF has not identified anyone for acquisition at this time.

LOAN PAYABLE

On July 11, 2007, the Company executed a loan agreement with Trinad Capital Master Fund, Ltd. (“TCMF”) whereby TCMF agreed to loan the Company up to a principal amount of $100,000 (the “Loan”), at any time and from time to time, prior to the Registrant’s consummation of a Next Financing (as defined below). TCMF shall make advances to the Registrant in such amounts as the registrant shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Registrant upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Registrant’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the registrant in connection with their provision of services to the registrant), to a third party or parties with proceeds to the registrant of not less than $200,000 (a “Next Financing”). The business purpose of the Loan is to provide working capital to the Company.

MANAGEMENT AGREEMENT

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Registrant. The Registrant has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Registrant terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

DELAWARE REINCORPORATION

On August 17, 2007, written consents were obtained from stockholders representing a majority of our outstanding shares of common stock approving the reincorporation (the “Reincorporation”) of Asianada, Inc., a Nevada corporation (“Asianada-Nevada” or the “Company”), in Delaware by merger with and into its wholly-owned, newly formed Delaware subsidiary, Asianada, Inc. (“Asianada-Delaware”).

The Reincorporation was effective on September 27, 2007 and resulted in the following: (a) the Company is governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law; (b) the Company’s authorized capital stock changed from 75,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions with respect to the preferred stock as the Board of Directors may determine from time to time; (c) the persons currently serving as officers and directors of the Company continued to serve in their respective capacities after the Reincorporation; and (d) Asianada-Delaware: (i) acceded to all of the rights, privileges, immunities and powers of the Company; (ii) acquired and possess all of the property of the Company whether real, personal or mixed; and (iii) assumed all of the debts, liabilities, obligations and duties of the Company. Asianada-Delaware is the surviving corporation and will operate under the name “Asianada, Inc.”

THE 2007 PLAN

On August 17, 2007, written consents from stockholders representing a majority of our outstanding shares of common stock approving the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”).

Under the 2007 Plan, employees, directors and consultants of the Company (the “Eligible Participants”) may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock. The 2007 Plan became effective as of September 27, 2007, and will continue in effect until August 17, 2017.

The Company’s 2007 Plan provides that no participant may receive awards for more than 250,000 shares of Common Stock in any fiscal year. Shares of Common Stock reserved for awards under the 2007 Plan that are forfeited or are canceled will be added back to the share reserve available for future awards. However, shares of Common Stock tendered in payment for an award or shares of Common Stock withheld for taxes will not be available again for grant.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company provides for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred assets will not be realized.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. Changes in interest rates may affect the amount of interest we earn on available cash balances as well as the amount of interest we pay on borrowings. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we may also be affected by such changes.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions, effective for the Company starting January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accounting Standards Board has issued FASB 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures, effective for the Company starting January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-KSB under the captions “Description of Business,” “Management’s Plan of Operation,” and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or any of our officers, directors or employees acting on our behalf that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption “Risk Factors,” that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements with the terms “believes,” “belief,” “expects,” “plans,” “anticipates,” or “intends,” to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB.

We may not be successful in identifying and evaluating suitable business opportunities or in consummating a business combination.

We have not identified acquisition candidates at this juncture. There can be no assurance that we will be successful in finding a suitable merger candidate for us. No particular industry or specific business within an industry has been selected for a target company. Accordingly, we may enter into a merger or other business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics, such as dependency on management that has not proven its abilities or effectiveness. In the event that we complete a merger or other business combination, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control. There is no assurance that we will be able to negotiate a merger or business combination on favorable terms, or at all.

We may be subject to regulation under the Investment Company Act of 1940 if we were to engage in certain activities or business combinations.

In the event that we engage in a business combination or engage in other activities that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

We do not anticipate paying dividends.

We have never paid cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by the Board of Directors. However, the earliest the Board of Directors would likely consider a dividend is after the acquisition has occurred if the acquired entity generated excess cash flow.

We may be unable to meet our future capital requirements.

We need to raise additional funds in order to make ourselves a more attractive acquisition vehicle. There is no assurance that we will be able to consummate the financing on favorable terms or at all. Any such financing will dilute the percentage ownership of existing stockholders.

We currently do not have any full-time employees and are dependent on Trinad, independent contractors and consultants for the operation of our business.

We are currently a “shell” company with no operations. We are controlled by TCMF, our majority stockholder, and our officers and directors are affiliated with TCMF. TCMF provides certain services to us without remuneration and we hire independent contractors or consultants for certain services. There is no assurance that we will be able to hire employees qualified for the work required, or that such qualified employees could be hired and retained at a reasonable level of compensation.

We are controlled by one stockholder.

TCMF currently owns approximately 94% of our common stock and controls our Board of Directors. Such control could prevent the taking of certain actions that may be beneficial to other stockholders.

The trading of our common stock is limited and sporadic.

Our common stock has been traded on the “pink sheets” under the symbol “ASND”. The trading volume of our common stock is limited and sporadic, and with only limited and minimal interest by market makers. There is no assurance that any liquid trading market will emerge. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, announcements concerning potential acquisitions, quarterly variations in our operating results, other business partners and opportunities, as well as the number of shares available for sale in the market.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Messrs. Ellin and Wolf, both officers and director of the Company, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies, with which they and affiliates of our minority stockholders are, and may in the future, be affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. While management intends to seek business combinations, we cannot assure you that we will be successful in locating candidates with established operating histories. In the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate and consummate a business combination.

While seeking a business combination, management anticipates devoting very limited time to the company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into and consummating a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude business acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the company completes a business combination with an operating business and the company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under~~,~~ the Securities Act and any other applicable federal or state securities laws or regulations Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. It may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 7. FINANCIAL STATEMENTS

Asianada, Inc.

MADSEN & ASSOCIATES, CPA’s INC. Certified Public Accountants and Business Consultants	684 East Vine St. #3 Murray, Utah 84107 Telephone 801-268-2632 Fax 801-262-3978

Board of Directors
Asianada, Inc.
Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Asianada, Inc. (development stage company) at June 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2007 and the period February 17, 2006 to June 30, 2006, and the period February 17, 2006 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asianada, Inc. at June 30, 2007 and the results of operations, and cash flows for the year ended June 30, 2007 and the period February 17, 2006 (date of inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah
October 11, 2007	/s/ Madsen & Associates, CPA’s Inc.

ASIANADA, INC.
(Developmental Stage Company)
BALANCE SHEET

	June 30, 20007	June 30, 2006
ASSETS
CURRENT ASSETS

Cash	$-	$35,703

Total Current Assets	$-	$35,703

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$10,000	$1,427
Accounts payable - related parties	-	86

Total Current Liabilities	10,000	1,513

STOCKHOLDERS' EQUITY

Common stock
75,000,000 shares authorized at $0.001 par value; 8,080,000 shares issued and outstanding	8,080	8,080
Capital in excess of par value	31,120	31,120
Accumulated deficit	(49,200)	(5,010)

Total Stockholders' Equity	(10,000)	34,190

	$-	$35,703

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
(Developmental Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended June 30,	February 17, 2006* to June 30,		February 17, 2006* to June 30,
	2007	2006		2007

REVENUES	$-	$-		$-
-
EXPENSES

Mining and Exploration	2,880	4,518		7,398
General and administrative	41,310	492		41,802

Total expenses	44,190	5,010		49,200

NET LOSS	$(44,190)	$(5,010)		$(49,200)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)	$-	$

AVERAGE OUTSTANDING SHARES

Basic (In thousands)	8,080	6.682		8,080

* Date of Inception

ASIANADA, INC.
(Developmental Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period February 17, 2006 (date of inception) to June 30, 2007

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance February 17, 2006 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash at $0.002 - April 18, 2006	5,200,000	5,200	5,200

Issuance of common stock for cash at $0.01 - June 28, 2006	2,880,000	2,880	25,920	-

Net loss	-	-	-	(5,010)

Balance June 30, 2006	8,080,000	$8,080	31,120	$(5,010)

Net loss	-	-	-	(44,190)

Balance June 30, 2007	8,080,000	$8,080	$31,120	$(49,200)

ASIANADA, INC.
(Developmental Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended June 30,	February 17, 2006* to June 30,	February 17, 2006* to June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,190)	$(5,010)	(49,200)
Adjustments to reconcile net loss to net cash proved by operating activities:
Changes in accounts payables	8,573	1,427	10,000

Net Cash Used In Operating Activities	(35,617)	(3,583)	(39,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	-	86
Proceeds from issuance of common stock	-	39,200	39,200
Repayment of loan from related party	(86)	-

Net Cash (Used In) Provided By Financing Activities	(86)	39,286	-

Net Change in Cash	(35,703)	35,703	-

Cash at Beginning of Period	35,703	-

Cash at End of Period	$-	$35,703	-

*Date of Inception
The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Developmental Stage Company )
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 17, 2006 with authorized common stock of 75,000,000 shares at $.001 par value.

On September 27, 2007 the Company reincorporated into a Delaware corporation and is now governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law. The Company’s authorized capital stock changed from 75,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share. No terms have been established for the preferred stock.

The Company was engaged in acquiring and exploring mineral properties until June 15, 2007 when this was abandoned and the Company became a Developmental Stage Company. At the report date the company is inactive.

Since its inception the company has completed private placement offerings of 8,080,000 shares of its common capital stock for $39,200

The Company has elected June 30 as its fiscal year end.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from February 17, 2006 (inception) through June 30, 2007 of $49,200. The Company's development activities since inception have been financially sustained through equity financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital and ultimately, the achievement of significant positive results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June 30, 2007, the Company had a net operating loss carry forward at $10,000. The tax benefit has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2027.

Environmental Requirements

At the report date environmental requirements related to the mineral claims are unknown and therefore an estimate of any future cost cannot be made.

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

Estimates and Assumptions

The company uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Unproven Mining Claim Costs

Costs of acquisitions, exploration, carrying, and retaining unproven properties are expensed as incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars, and have been tranlsated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be US dollars.

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

4. UNPROVEN MINERAL CLAIMS

On March 16, 2006 the Company acquired a mineral claim, known as the Asianad Claim, consisting of 18 units, located approximately 120 kilometres north of the city of Kamloops in north central British Columbia in the Kamloops Mining Division with an expiration date of December 9, 2007. The claim has not been proven to have a commercially minable ore reserve and therefore all costs of acquisition exploration and retaining the property have been expensed. The claim can be renewed by a yearly payment of $1,448cn for the first three years. During fiscal 2007, the Company abandoned its plans to pursue the unproven mineral claims

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Certain officers and directors who hold 25% of the outstanding common stock made no interest demand notes to the company. The amounts due have been repaid. The Company entered into a long agreement on July 11, 2007 eith TCMF, and a management agreement with Trinad Management, LLC, affiliate through shared officeships on July 11, 2007 as discussed in Note 7, Subsequent Events.

6. CHANGE IN MANAGEMENT

On June 15, 2007, Trinad Capital Master Fund, Ltd., an exempted Cayman Island Corporation, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067 (“TCMF”), entered into a Securities Purchase Agreement (the “Agreement”) entered into, by and among certain stockholders, the “stockholders” of Asianada, Inc. (the “Company” or “Registrant”). Pursuant to the terms of the Agreement, the Stockholders sold 7,595,200 shares (the “Shares”) of the Company’s common stock, $.001 par value per share, (“Common Stock”) representing 94% of the issued and outstanding Common Stock as of June 15, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, the Purchaser paid at Closing the total sum of seven hundred thousand dollars ($700,000), pursuant to and in accordance with the terms of the Agreement. The source of such capital was the Purchaser’s working capital. The sale of the shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Sections 4(1) of the Securities Act of 1933, as amended.

7. SUBSEQUENT EVENTS

On July 11, 2007, the Company executed a loan agreement with TCMF whereby TCMF agreed to loan the Company up to a principal amount of $100,000 (the “Loan”), at any time and from time to time, prior to the registrant’s consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the registrant in connection with their provision of services to the registrant), to a third party or parties with proceeds to the registrant of not less than $200,000 (a “Next Financing”).

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

Delaware Reincorporation

On August 17, 2007, written consents from stockholders representing a majority of our outstanding shares of common stock approving the reincorporation (the “Reincorporation”) of Asianada, Inc., a Nevada corporation (“Asianada-Nevada” or the “Company”), in Delaware by merger with and into its wholly-owned, newly formed Delaware subsidiary, Asianada, Inc. (“Asianada-Delaware”).

The Reincorporation was effective on September 27, 2007 and resulted in the following: (a) the Company is governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law; (b) the Company’s authorized capital stock changed from 75,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions with respect to the preferred stock as the Board of Directors may determine from time to time; (c) the persons currently serving as officers and directors of the Company continued to serve in their respective capacities after the Reincorporation; and (d) Asianada-Delaware: (i) acceded to all of the rights, privileges, immunities and powers of the Company; (ii) acquired and possess all of the property of the Company whether real, personal or mixed; and (iii) assumed all of the debts, liabilities, obligations and duties of the Company. Asianada-Delaware is the surviving corporation and will operate under the name “Asianada, Inc.”

The 2007 Plan

On August 17, 2007, written consents from stockholders representing a majority of our outstanding shares of common stock approving the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”).

Under the 2007 Plan, employees, directors and consultants of the Company (the “Eligible Participants”) may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock. The 2007 Plan became effective as of September 27, 2007, and will continue in effect until August 17, 2017.

The Company’s 2007 Plan provides that no participant may receive awards for more than 250,000 shares of Common Stock in any fiscal year. Shares of Common Stock reserved for awards under the 2007 Plan that are forfeited or are canceled will be added back to the share reserve available for future awards. However, shares of Common Stock tendered in payment for an award or shares of Common Stock withheld for taxes will not be available again for grant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on June 30, 2007, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table contains certain information with respect to our current directors and executive officers.

Name	Age	Principal Occupation

Robert S. Ellin	41	Director and Chief Executive Officer

Jay A. Wolf	34	Director and Secretary

Charles Bentz	44	Chief Financial Officer

Barry I. Regenstein	50	Director

Board of Directors and Executive Officers

Robert S. Ellin, 41, has served as a director and our Chief Executive Officer since June 15, 2007 and is a Managing Member of Trinad Management, LLC. Mr. Ellin currently sits on the board of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH), Starvox Communications, Inc. (USWI), New Motion, Inc. (NWMO), Zane Acquisition I, Zane Acquisition II and Mediavest, Inc. (MVSI). Prior to joining Trinad Management, LLC, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including Board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

Jay A. Wolf, 34, has served as a director since June 25, 2007 and our Secretary since June 15, 2007 and is a Managing Member of Trinad Management, LLC. Mr. Wolf currently sits on the board of Shells Seafood Restaurants (SHLL), ProLink Holdings Corporation (PLKH), Optio Software, Inc. (OPTO), Starvox Communications, Inc. (SVOX), New Motion, Inc. (NWMO), Zane Acquisition I, Zane Acquisition II and Mediavest, Inc. (MVSI). Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf's investment experience includes senior and subordinated debt, private equity, mergers and acquisitions and public equity investments. Prior to joining Trinad Management, LLC, Mr. Wolf served as the Vice President of Corporate Development for a marketing communications firm where he was responsible for the company's acquisition program. Prior to that he worked at CCFL Ltd. a Toronto-based merchant bank in the Senior Debt Department and subsequently for Trillium Growth Capital the firm's venture capital Fund. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

Charles Bentz, 44, has served as our Chief Financial Officer since June 15, 2007 and has 20 years of accounting and administrative experience in the asset management industry and is a Certified Public Accountant.  Prior to joining to joining Trinad Management, LLC, Mr. Bentz was a Vice President and the Controller of Fletcher Asset Management; Vice President, Controller and Head of Fund Administration & Compliance of the Reserve Funds; Vice President and head of Fund Administration & Compliance of BlackRock Inc.; Vice president and Controller of HHF Acquisition Corp.; and Associate Vice President of Prudential Mutual Fund Management. Mr. Bentz is the Chief Financial Officer of Zane Acquisition I and Zane Acquisition II. Mr. Bentz began his career at Deloitte & Touche, and holds a Bachelor of Science in Accounting from Villanova University.

Barry I. Regenstein, 50, has served as a director since June 15, 2007 and is the President and Chief Financial Officer of Command Security Corporation. Trinad Capital LP is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital LP. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Corporation’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Holdings Corporation (PLKH), Starvox Communications, Inc. (USWI), Zane Acquisition I, Zane Acquisition II and Mediavest, Inc. (MVSI).  Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Audit Committee

We do not currently have an Audit Committee because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

Code of Ethics

We do not currently have a code of ethics because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

On July 11, 2007, the registrant entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the registrant. The registrant has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad Management in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the registrant terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

 Other than as described above, there are no management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2007, the date of our most recently completed fiscal year, we did not have any equity compensation plans under which our common stock was authorized for issuance.

The following tables set forth certain information regarding the beneficial ownership of our common stock as of September 27, 2007, by the (i) named executive officers, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from September 27, 2007, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of September 27, 2007, there were a total of 8,080,000 shares of common stock outstanding

Except as otherwise indicated, the address of each of the following persons is c/o Asianada, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067:

CERTAIN HOLDERS OF COMMON STOCK

	Beneficially Owned as of September 27, 2007 (1)
	Number of		Percent of
	Shares		Class
Name and Address of Owner
Trinad Capital Master Fund Ltd (TCMF). 2121 Avenue of the Stars, Suite 2550 Los Angeles, CA, 90067	7,595,200	(2)	94.00%
Current directors or officers:
Robert S. Ellin	—	(1)	*
Jay A. Wolf	—	(1)	*
All current directors and named executive officers as
a group (four persons)	7,595,200		94.00%

*None.

(1) TCMF owns approximately 94% of our outstanding common stock. Robert Ellin and Jay Wolf, two of our directors and executive officers, are principals of Trinad Management, LLC which serves as the investment advisor to TCMF. The other director, Barry Regenstein, is affiliated with Trinad Management, LLC. Robert Ellin and Jay Wolf may be deemed to beneficially own the stock that TCMF owns.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 11, 2007, the Company executed a loan agreement with Trinad Capital Master Fund, Ltd. (“TCMF”) whereby TCMF agreed to loan the Company up to a principal amount of $100,000 (the “Loan”), at any time and from time to time, prior to the Company’s consummation of a Next Financing (as defined below). Trinad shall make advances to the Company in such amounts as the registrant shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the registrant), to a third party or parties with proceeds to the registrant of not less than $200,000 (a “Next Financing”).

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad Management a fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the registrant terminates the Agreement, it shall pay to Trinad Management a termination fee of $1,000,000.

On August 17, 2007, written consents were obtained from stockholders representing a majority of our outstanding shares of common stock approving the reincorporation (the “Reincorporation”) of Asianada, Inc., a Nevada corporation (“Asianada-Nevada” or the “Company”), in Delaware by merger with and into its wholly-owned, newly formed Delaware subsidiary, Asianada, Inc. (“Asianada-Delaware”).

The Reincorporation was effective on September 27, 2007 and resulted in the following: (a) the Company is governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law; (b) the Company’s authorized capital stock changed from 75,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions with respect to the preferred stock as the Board of Directors may determine from time to time; (c) the persons currently serving as officers and directors of the Company continued to serve in their respective capacities after the Reincorporation; and (d) Asianada-Delaware: (i) acceded to all of the rights, privileges, immunities and powers of the Company; (ii) acquired and possess all of the property of the Company whether real, personal or mixed; and (iii) assumed all of the debts, liabilities, obligations and duties of the Company. Asianada-Delaware is the surviving corporation and will operate under the name “Asianada, Inc.”

On August 17, 2007, written consents from stockholders representing a majority of our outstanding shares of common stock approving the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”).

Under the 2007 Plan, employees, directors and consultants of the Company (the “Eligible Participants”) may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock. The 2007 Plan became effective as of September 27, 2007, and will continue in effect until August 17, 2017.

The Company’s 2007 Plan provides that no participant may receive awards for more than 250,000 shares of Common Stock in any fiscal year. Shares of Common Stock reserved for awards under the 2007 Plan that are forfeited or are canceled will be added back to the share reserve available for future awards. However, shares of Common Stock tendered in payment for an award or shares of Common Stock withheld for taxes will not be available again for grant.

Our board of directors currently consists of three members. They are Robert Ellin, Jay Wolf and Barry Regenstein. Mr. Regenstein is an independent director. We have determined his independence using the definition of independence set forth in NASD Rule 4200.

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.1	Plan and Agreement of Merger dated August 17, 2007 between the Registrant and Asianada, Inc., a Nevada Corporation (2)

3.1	Certificate of Incorporation*

3.2	Bylaws*

10.1	Loan Agreement with Trinad Capital Master Fund, Ltd., dated July 11, 2007. (1)

10.2	Management Agreement dated July 11, 2007 between the Registrant and Trinad Management, LLC (1)

10.3	2007 Employee, Director and Consultant Stock Plan *

10.4	Form of Non-Qualified Stock Option Agreement *

10.5	Form of Incentive Stock Option Agreement *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Principal Executive Officer pursuant to U.S.C.Section 1350 *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

* Filed herewith.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 11, 2007
(2) Incorporated by reference to the Registrant's DEF 14 C Information Statement and filed with the SEC on September 5, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Madsen and Associates, CPA’s Inc for the audit and reviews of our annual financial statements and other audit related services for the years ended June 30, 2007 and 2006:

	Madsen
	2007	2006
Audit fees:(1)	3,500	2,560
Audit related fees:(2)	0	0
Tax fees:(3)	0	0
All other fees:(4)	0	0

Total	3,500	2,560

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.  Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.  Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.  Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.  Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Board of Directors pre-approves these services by category of service. The fees are budgeted and the Board of Directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board of Directors requires specific pre-approval before engaging the independent auditor.

The Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting.

Our Board of Directors pre-approved the retention of Madsen and Associates, CPA’s Inc. for all audit and audit-related services during fiscal 2007.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asianada, Inc.

Dated: October 15, 2007	By:	/s/ Robert S. Ellin
Robert S. Ellin Chairman of the Board, Chief Executive Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Director and Chief Executive	October 15, 2007
Robert S. Ellin	Officer

	Director and Secretary	October 15, 2007
/s/ Jay A. Wolf
Jay A. Wolf

	Chief Financial Officer	October 15, 2007
/s/ Charles Bentz
Charles Bentz