Form 10QSB
period 2007-09-30
ASIANADA, INC.
filed 2007-11-14
CIK 1373479

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-136806

ASIANADA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0539032
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2121 Avenue of the Stars Suite 2550 Los Angeles, CA 90067
(Address of principal executive offices)

(310) 601- 2500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The Registrant is a Shell company. Yes ☒ No☐

As of November 14, 2007, the Company had 8,080,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ASIANADA, INC.
( Developmental Stage Company )
BALANCE SHEET
September 30 , 2007

ASSETS
CURRENT ASSETS
Cash	$15,677

Total Current Assets	$15,677

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accrued liabilities	93,355
Related party loan payable	20,000
Total Current Liabilities	113,355

STOCKHOLDERS' EQUITY -DEFICIENCY

Preferred Stock 5,000,000 shares authorized at par value $0.001 - non outstanding	-
Common stock
75,000,000 shares authorized at $0.001 par value;
8,080,000 shares issued and outstanding	8,080
Capital in excess of par value	31,120

Accumulated deficit	(136,878)

Total Stockholders' Equity - Deficiency	(97,678)
$15,677
The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Developmental Stage Company )
STATEMENTS OF OPERATIONS
For the Three Months ended September 30, 2007 and 2006 and the period February 17, 2006 (date of inception) to September 30, 2007

	Three Months September 30,	Three Months September 30,	Feb 17, 2006 to September 30,
	2007	2006	2007
REVENUES
EXPENSES
Administrative	(87,678)	(12,188)	(136,878)

NET OPERATING LOSS	$(87,678)	$(12,188)	$(136,878)
NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)	$-
AVERAGE OUTSTANDING SHARES

Basic	8,080,000	8,080,000

The accompanying notes are an integral part of these financial statements

ASIANADA, INC.
( Developmental Stage Company )
STATEMENT OF CASH FLOWS
For the three Months Ended September 30, 2007 and September 30, 2006 and the Period
February 17, 2006 (date of inception) to September 30, 2007

	Three Months September 30,	Three Months September 30,	February 17, 2006 to September 30,
	2007	2006	2007
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(87,678)	(12,188)	$(136,878)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Changes in accrued expenses	83,355	(1,427)	93,355

Net Changes in Cash Flows from Operations	(4,323)	(13,615)	(43,523)

CASH FLOWS FROM INVESTING
ACTIVITIES	-		-

CASH FLOWS FROM FINANCING
ACTIVITIES

Net proceeds from loan from related party	20,000		20,000
Proceeds from issuance of common stock	-		39,200

Net Change in Cash	15,677	(13,615)	15,677

Cash at Beginning of Period	-	35,703	-

Cash at End of Period	$15,677	22,088	$15,677

The accompanying notes are an integral part of these financial statements.

ASIANADA, INC.
( Developmental Stage Company )
 NOTES TO FINANCIAL STATEMENTS
September 30, 2007

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 17, 2006 with authorized common stock of 75,000,000 shares at $0.001 par value.

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

The Company was engaged in acquiring and exploring mineral properties until June 15, 2007 when this was abandoned and the Company became a Developmental Stage Company. At the report date, the Company is inactive.

Since its inception, the Company has completed private placement offerings of 8,080,000 shares of its common capital stock for $39,200.

The Company has elected June 30 as its fiscal year end.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from February 17, 2006 (inception) through September 30, 2007 of $136,878. The Company's development activities since inception have been financially sustained through equity financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital and ultimately, the achievement of significant positive results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

On September 30, 2007, the Company had a net operating loss carry forward at $97,678. The tax benefit has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2028.

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

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars in 2007, and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be US dollars.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On July 11, 2007, the Company executed a loan agreement with Trinad Capital Master Fund ("TCMF") whereby TCMF agreed to loan the Company up to a principal amount of $100,000 (the “Loan”), at any time and from time to time, prior to the registrant’s consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. $20,000 was advanced during the quarter ended September 30, 2007. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the registrant in connection with their provision of services to the registrant), to a third party or parties with proceeds to the registrant of not less than $200,000 (a “Next Financing”).

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS

      This Form 10-QSB for the period ended September 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

      We are a developmental stage corporation and are inactive as of the date of this report. Our objective is to identify an operating company to purchase or merge with and to raise capital to make the Company a more attractive merger candidate. No assurance can be given that we will be successful in meeting our objective.

Liquidity and Capital Resources

  As of the date of this report, we have yet to generate any revenues from our business activities.

  As discussed in Note 4, the Company has a loan agreement in place with an affiliate of its principal shareholder to provide for liquidity.

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

ITEM 3.      CONTROLS AND PROCEDURES

      (a)      Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

None.

ITEM 2.       CHANGES IN SECURITIES.

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On August 17, 2007, the Company received, in lieu of a meeting, written consents from the holders of 7,595,200 shares of our Common Stock, representing approximately 94% of the 8,080,000 shares of Common Stock then outstanding, approving (1) the reincorporation of Asianada, Inc., a Nevada corporation (“Asianada-Nevada”), in Delaware by merger (the “Merger”) with and into its wholly-owned, newly formed Delaware subsidiary, Asianada, Inc. (“Asianada-Delaware”), and (2) the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan. As a result of the Merger, Asianada-Nevada and Asianada-Delaware became a single corporation named Asianada, Inc., which exists under, and is governed by, the laws of the State of Delaware. On September 27, 2007, the reincorporation and merger became effective.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
10.1	Amended and Restated Form of Non-Qualified Option Agreement

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2007.

ASIANADA, INC.
(Registrant)

BY:	/s/ ROBERT ELLIN
Robert Ellin
President, Principal Executive Officer and a
member of the Board of Directors

BY:	/s/ CHARLES BENTZ
Charles Bentz
Principal Financial Officer, Principal
Accounting Officer, Secretary/Treasurer