Form 10QSB
period 2007-12-31
ASIANADA, INC.
filed 2008-02-14
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The Registrant is a Shell company. Yes ☒ No ☐

As of February 14, 2007, the Company had 8,080,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS
ASIANADA, INC.
( Developmental Stage Company )
BALANCE SHEET
December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$64,805

Total Current Assets	$64,805

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$66,545
Related party loan payable	250,000
Total Current Liabilities	316,545

STOCKHOLDERS' EQUITY -DEFICIENCY

Preferred Stock 5,000,000 shares authorized at par value $0.001 - none outstanding	-
Common stock
75,000,000 shares authorized at $0.001 par value;
8,080,000 shares issued and outstanding	8,080
Capital in excess of par value	34,504
Accumulated deficit	(294,324)

Total Stockholders' Equity - Deficiency	(251,740)

Total Liabilities and stockholders' equity (deficiency)	$64,805

See notes to unaudited financial statements.

ASIANADA, INC.
( Developmental Stage Company )
STATEMENTS OF OPERATIONS
For the Three and Six Months ended December 31, 2007 and 2006 and the period February 17, 2006 (date of inception) to December 31, 2007

					February 17, 2006
	Three Months Ended December 31,		Six Months Ended December 31,		(inception) to December 31,
	2007	2006	2007	2006	2007

REVENUES
EXPENSES
Administrative	$157,446	$5,164	$245,124	$17,352	$294,324

NET OPERATING LOSS	$(157,446)	$(5,164)	$(245,124)	$(17,352)	$(294,324)

NET LOSS PER COMMON SHARE	$(0.02)	$-	$(0.03)	$-

Weighted Average Shares Outstanding - Basic and diluted	8,080,000	8,080,000	8,080,000	8,080,000

See notes to unaudited financial statements.

ASIANADA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

			February 17, 2006
	For the Six Months Ended		(inception) to
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(245,124)	$(17,352)	$(294,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,384	-	3,384
Changes in assets and liabilities:
Accounts payable and accrued expenses	56,545	(1,427)	66,545

Net cash used in operating activities	(185,195)	(18,779)	(224,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	39,200
Proceeds from note payable	250,000	-	250,000

Net cash provided by financing activities	250,000	-	289,200

Net increase in cash	64,805	(18,779)	64,805

Cash, beginning of period	-	35,703	-

Cash, end of period	$64,805	$16,924	$64,805

See notes to unaudited financial statements.

ASIANADA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2007
and for the Period February 17, 2006 (date of inception) to December 31, 2007

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Balance February 17, 2006 (date of inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.002 - April 18, 2006	5,200,000	5,200	5,200		10,400

Issuance of common stock for cash at $0.01 - June 28, 2006	2,880,000	2,880	25,920	-	28,800

Net loss	-	-	-	(49,200)	(49,200)

Balance June 30, 2007	8,080,000	8,080	31,120	(49,200)	(10,000)

Stock based compensation			3,384		3,384

Net loss	-	-	-	(245,124)	(245,124)

Balance December 31, 2007	8,080,000	$8,080	$34,504	$(294,324)	$(251,740)

See notes to unaudited financial statements.

ASIANADA, INC.
(Developmental Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Since its inception, the Company has completed private placement offerings of 8,080,000 shares of its common capital stock for an aggregate of $39,200.

The Company has elected June 30 as its fiscal year end.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

We plan to raise additional capital with a view to making ourselves an attractive vehicle to acquire a business. We will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders, and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded; and the public market may provide little or no liquidity for holders of our common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of Asianada, Inc. together with the Company's Plan of Operations in the Company's Form 10-KSB for the year ended June 30, 2007. Interim results are not necessarily indicative of the results for a full year.

Financial Statements

The financial statements include all the accounts of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars in 2007, and have been translated to U.S. dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be U.S. dollars.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On July 11, 2007, the Company executed a loan agreement, as subsequently amended on November 15, 2007 (the “Loan Agreement”), with Trinad Capital Master Fund (“TCMF”), whereby TCMF agreed to loan the Company up to a principal amount of $250,000 (the “Loan”), upon the registrant’s consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. $230,000 was advanced during the quarter ended December 31, 2007. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the registrant in connection with their provision of services to the registrant), to a third party or parties with proceeds to the registrant of not less than $500,000 (a “Next Financing”).

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000. The Company has paid $169,355 in management fees for the six months ended December 31, 2007.

5 STOCK OPTIONS

On September 27, 2007, the Company implemented the 2007 Employee, Director and Consultant Stock Plan, under which directors, certain employees and consultants received stock options and other equity-based awards. The shareholders of the Company approved the 2007 Stock Option Plan on August 17, 2007 (the "Option Plan"). Stock options under the Option Plan are generally granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, have 10 year terms and vest within 1 to 4 years from the date of the grant. Subject to customary antidilution adjustments and certain exceptions, the total number of shares of common stock authorized for option grants under the Option Plan was 1 million at December 31, 2007.

On October 31, 2007, the Company entered into non-qualified stock option agreements with certain of its employees, directors, officers and consultants (the “Option Holders”) pursuant to its 2007 Employee, Director and Consultant Stock Plan, whereby the Registrant issued options to purchase an aggregate of 450,000, valued at $38,970, shares of its common stock, $0.001 par value per share (“Options”). The Options were issued in connection with services provided to the Company by the Option Holders. The Options are exercisable at a price of $0.09 per share over a four-year period, with one quarter of the Options granted vesting on October 31, 2008, the first anniversary of the grant date, and an additional one-fourth of the total Options vesting annually thereafter. The Options granted were valued at $38,970 and are being amortized to expense over the vesting period. Stock based compensation totaled $3,384 for the six months ended December 31, 2007.

6. GOING CONCERN

The Company intends to continue the development of its business interests, however, there is insufficient working capital necessary to be successful in this effort and to service its debt.

Continuation of the Company as s going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective, through short term related party loans, long term financing, and additional equity funding, which will enable the Company to operate for the coming year.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission, or the SEC (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or Section 21E of the Securities Act of 1933, as amended (the “Securities Act”). Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (iii) our ability to carry out our operating strategy; and (iv) other factors, including those discussed below. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

DESCRIPTION OF BUSINESS

We are inactive and are currently considered a "shell" company by the SEC with no operations that is controlled by Trinad Capital Master Fund, Ltd. ("Trinad"), our majority shareholder. We were organized to engage in acquiring and exploring mineral properties until June 15, 2007 when this was abandoned and the Company became a Developmental Stage Company.

 On June 15, 2007, Trinad Capital Master Fund, Ltd., an exempted Cayman Island Corporation, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067 (“TCMF”), entered into a Securities Purchase Agreement (the “Agreement”) with the stockholders of Asianada, Inc. (the “Stockholders”). The managing members of Trinad Management, LLC, the investment manager of the TCMF are Robert Ellin and Jay Wolf. Pursuant to the terms of the Agreement, the Stockholders agreed to sell 7,595,200 shares (the “Shares”) of the Company’s common stock, $.001 par value per share (“Common Stock”), representing 94% of the issued and outstanding Common Stock as of June 15, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, TCMF paid at Closing the total sum of seven hundred thousand dollars ($700,000), pursuant to and in accordance with the terms of the Agreement. The source of such capital was the TCMF's working capital. The sale of the shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Sections 4(1) of the Securities Act.

Trinad and Management’s Plan of Operation

Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making the Company an attractive vehicle with which to acquire a business. Trinad intends to then seek a suitable acquisition candidate for the Company (a “Business Combination”). To date, no such Business Combination has been identified and the Company is therefore subject to a number of risks, including: any Business Combination consummated by the Company may turn out to be unsuccessful; the Company’s investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether financing that could have a dilutive effect on the Company’s present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; the Company may acquire a company in the early stage of development causing it to incur further risks; the Company may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; the Company will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; the Company’s common stock will likely be thinly traded; and the public market may provide little or no liquidity for holders of the Company’s common stock.

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

ITEM 1. LEGAL PROCEEDINGS .

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None

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

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2008.

ASIANADA, INC.
( Registrant)

BY:	/s/ ROBERT ELLIN
Robert Ellin
President, Principal Executive Officer and a
member of the Board of Directors

BY:	/s/ CHARLES BENTZ
Charles Bentz
Principal Financial Officer, Principal
Accounting Officer, Secretary and Treasurer