Form 10-Q
period 2008-03-31
ASIANADA, INC.
filed 2008-05-15
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __ to __

Commission File Number 333-136806

ASIANADA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0539032
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2121 Avenue of the Stars Suite 2550 Los Angeles, CA 90067
(Address of principal executive offices)

(310) 601- 2500

(Registrant's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2008, the Company had 8,080,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASIANADA, INC.
( Developmental Stage Company )
BALANCE SHEET
(UNAUDITED)
March 31, 2008

ASSETS
CURRENT ASSETS
Cash	$34,008

Total Current Assets	$34,008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$145,783
Related party loan payable	250,000
Total Current Liabilities	395,783

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock 5,000,000 shares authorized at par value $0.001 - none outstanding	-
Common stock
75,000,000 shares authorized at $0.001 par value; 8,080,000 shares issued and outstanding	8,080
Capital in excess of par value	39,578
Deficit accumulated in the development stage	409,433

Total Stockholders' Equity (Deficiency)	(361,775)

Total Liabilities and Stockholders' Equity (Deficiency)	$34,008

See notes to unaudited financial statements.

ASIANADA, INC.
( Developmental Stage Company )
STATEMENTS OF OPERATIONS
For the Three and Nine Months ended March 31, 2008 and 2007 and the period February 17, 2006 (date of inception) to March 31, 2008

	Three Months Ended March 31,		Nine Months Ended March 31,		February 17, 2006 (inception) to March 31,
	2008	2007	2008	2007	2008

REVENUES
EXPENSES
Administrative	$115,110	$11,755	$360,233	$29,107	$409,433

NET OPERATING LOSS	$(115,110)	$(11,755)	$(360,233)	$(29,107)	$(409,433)

NET LOSS PER COMMON SHARE	$(0.01)	$-	$(0.04)	$-

Weighted Average Shares Outstanding - Basic and diluted	8,080,000	8,080,000	8,080,000	8,080,000	8,080,000

See notes to unaudited financial statements.

ASIANADA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

			February 17, 2006
	For the Nine Months Ended		(inception) to
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,233)	$(29,107)	$(409,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,458	-	8,458
Changes in assets and liabilities:
Accounts payable and accrued expenses	135,783	(1,427)	145,783

Net cash used in operating activities	(215,992)	(30,534)	(255,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	39,200
Proceeds from note payable	250,000	-	250,000

Net cash provided by financing activities	250,000	-	289,200

Net increase in cash	34,008	(30,534)	34,008

Cash, beginning of period	-	35,703	-

Cash, end of period	$34,008	$5,169	$34,008

See notes to unaudited financial statements.

ASIANADA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2008
and for the Period February 17, 2006 (date of inception) to March 31, 2008

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Balance February 17, 2006 (date of inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.002 - April 18, 2006	5,200,000	5,200	5,200		10,400

Issuance of common stock for cash at $0.01 - June 28, 2006	2,880,000	2,880	25,920	-	28,800

Net loss	-	-	-	(49,200)	(49,200)

Balance June 30, 2007	8,080,000	8,080	31,120	(49,200)	(10,000)

Stock based compensation			8,458		3,384

Net loss	-	-	-	(355,159)	(355,159)

Balance March 31, 2008	8,080,000	$8,080	$39,578	$(404,359)	$(361,775)

See notes to unaudited financial statements.

ASIANADA, INC.
(Developmental Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 17, 2006 with 75,000,000 shares of authorized common stock, par value $0.001 per share.

On September 27, 2007, the Company reincorporated into a Delaware corporation and is now governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law. The Company’s authorized capital stock changed from 75,000,000 shares, all of which were common stock, par value $0.001 per share, to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share. No terms have been established for the preferred stock.

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

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars in 2007, and have been translated to U.S. dollars as incurred at the exchange rate in effect at the time, and, therefore, no gain or loss from the translations is recognized. The functional currency is considered to be U.S. dollars.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On July 11, 2007, the Company executed a loan agreement, as subsequently amended on November 15, 2007 and April 18, 2008, respectively (the “Loan Agreement”), with Trinad Capital Master Fund (“TCMF”), whereby TCMF agreed to loan the Company up to a principal amount of $500,000 (the “Loan”). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. $250,000 was advanced during the quarter ended December 31, 2007. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, par value $0.001 per share, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $750,000 (a “Next Financing”).

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000. The Company has paid $180,000 in management fees for the nine months ended March 31, 2008.

On May 1, 2008, the Company executed a lease agreement with Trinad, pursuant to which the Company agreed to a month-to-month sublease of fifteen percent (15%) of the current premises leased by Trinad from Irvine Company, in the amount of $3,500 per month.

5. STOCK OPTIONS

On September 27, 2007, the Company implemented the 2007 Employee, Director and Consultant Stock Plan (the "Option Plan"), under which directors, certain employees and consultants received stock options and other equity-based awards. The shareholders of the Company approved the Option Plan on August 17, 2007. Stock options under the Option Plan are generally granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, have 10 year terms and vest within 1 to 4 years from the date of the grant. Subject to customary antidilution adjustments and certain exceptions, the total number of shares of common stock authorized for option grants under the Option Plan was 1 million at March 31, 2008.

On October 31, 2007, the Company entered into non-qualified stock option agreements with certain of its employees, directors, officers and consultants (the “Option Holders”) pursuant to its 2007 Employee, Director and Consultant Stock Plan, whereby the Company issued options to purchase an aggregate of 450,000 shares of its common stock, valued at $38,970 (“Options”). The Options were issued in connection with services provided to the Company by the Option Holders. The Options are exercisable at a price of $0.09 per share over a four-year period, with one quarter of the Options granted vesting on October 31, 2008, the first anniversary of the grant date, and an additional one-fourth of the total Options vesting annually thereafter. The Options are being amortized to expense over the vesting period. Stock based compensation totaled $8,458 for the nine months ended March 31, 2008.

6. SUBSEQUENT EVENT

On July 11, 2007, the Company executed a loan agreement, as subsequently amended on November 15, 2007 and April 18, 2008, respectively (the “Loan Agreement”), with Trinad Capital Master Fund (“TCMF”), whereby TCMF agreed to loan the Company up to a principal amount of $500,000 (the “Loan”), upon the registrant’s consummation of a Next Financing (as defined in Note 4 above). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. $250,000 was advanced during the quarter ended December 31, 2007. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to a Next Financing.

On May 1, 2008, the Company executed a lease agreement with Trinad, pursuant to which the Company agreed to a month-to-month sublease of fifteen percent (15%) of the current premises leased by Trinad from Irvine Company in the amount of $3,500 per month.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission, or the SEC (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or Section 21E of the Securities Act of 1933, as amended (the “Securities Act ”). Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors, including those discussed below. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

DESCRIPTION OF BUSINESS

We are inactive and are currently considered a "shell" company by the SEC with no operations that is controlled by TCMF, our majority shareholder. We were organized to engage in acquiring and exploring mineral properties until June 15, 2007 when this was abandoned and the Company became a Developmental Stage Company.

 On June 15, 2007, TCMF entered into a Securities Purchase Agreement (the “Agreement”) with the stockholders of Asianada, Inc. (the “Stockholders”). The managing members of Trinad Management, LLC, the investment manager of the TCMF, are Robert Ellin and Jay Wolf. Pursuant to the terms of the Agreement, the Stockholders agreed to sell 7,595,200 shares (the “Shares”) of the Company’s common stock, par value $.001 per share (“Common Stock”), representing 94% of the issued and outstanding Common Stock as of June 15, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, TCMF paid at Closing the total sum of seven hundred thousand dollars ($700,000), pursuant to and in accordance with the terms of the Agreement. The source of such capital was the TCMF's working capital. The sale of the shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Sections 4(1) of the Securities Act.

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls the procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes to our internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Quarterly Report.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2008.

ASIANADA, INC.
( Registrant)

BY:	lsl Robert Ellin
Robert Ellin
President and Principal Executive Officer

BY:	lsl Charles Bentz
Charles Bentz
Principal Financial Officer