Form 10-K
period 2008-06-30
ASIANADA, INC.
filed 2008-10-01
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	[Do not check if a smaller
Smaller reporting company ☒			reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common equity, as reported on the Over-the-Counter Bulletin Board, was $1,454,400 as of February 6, 2008, the first trading date of its common stock.

As of September 30, 2008, there were 8,080,000 shares of common stock, par value $0.001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Asianada, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2008

PART I

ITEM 1. BUSINESS

History and Organization

Asianada, Inc. (the “Company”) was incorporated in the State of Nevada on February 17, 2006, as an exploration stage company. The Company was engaged in acquiring and exploring mineral properties until June 15, 2007, when this activity was abandoned, and the Company has been inactive since then.

On June 15, 2007, Trinad Capital Master Fund, Ltd., an exempted Cayman Island Company, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067 (“TCMF”), entered into a Securities Purchase Agreement (the “Agreement”) with certain stockholders, (the “Stockholders”) of the Company. Pursuant to the terms of the Agreement, the Stockholders sold 7,595,200 shares (the “Shares”) of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), representing 94% of the issued and outstanding Common Stock as of June 15, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, TCMF paid at Closing the total sum of seven hundred thousand dollars ($700,000), pursuant to and in accordance with the terms of the Agreement. The source of these funds was TCMF’s working capital. The sale of the shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Section 4(1) of the Securities Act of 1933, as amended.

On August 17, 2007, written consents from the Stockholders representing a majority of the Company’s outstanding shares of Common Stock approved (1) the reincorporation (the “Reincorporation”) of Asianada, Inc., a Nevada Company (“Asianada-Nevada”), in Delaware by merger with and into its wholly-owned, newly formed Delaware subsidiary, Asianada, Inc. (“Asianada-Delaware”), and (2) the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”).

The Reincorporation was effective on September 27, 2007 and resulted in the following:
•	the Company being governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law;
•
the Company’s authorized capital stock changed from 75,000,000 shares of authorized capital stock, all of which were Common Stock, with a par value of $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of “blank check” Preferred Stock (the “Preferred Stock”), par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions with respect to the Preferred Stock as the Board of Directors may determine from time to time;

•	the persons currently serving as officers and directors of the Company continued to serve in their respective capacities after the Reincorporation; and
•	Asianada-Delaware:
o	succeeded to all of the rights, privileges, immunities and powers of the Company;
o	acquired and possessed all of the property of the Company whether real, personal or mixed; and
o	assumed all of the debts, liabilities, obligations and duties of the Company. Asianada-Delaware was the surviving Company and operates under the name “Asianada, Inc.”

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

The 2007 Plan provides that no participant may receive awards of more than 250,000 shares of Common Stock in any fiscal year. Shares of Common Stock reserved for awards under the 2007 Plan that are forfeited or are canceled will be added back to the share reserve available for future awards. However, shares of Common Stock tendered in payment for an award or shares of Common Stock withheld for taxes will not be available again for grant.

The executive office of the Company is now located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067. Its telephone number is (310) 601-2500. Robert S. Ellin is the Company's President and Chief Executive Officer, Jay A. Wolf is the Company’s Secretary and Charles Bentz is the Company’s Chief Financial Officer. Robert S. Ellin, Barry I. Regenstein and Jay Wolf are the Company’s Directors.

Competition

The Company’s primary goal is the acquisition of a target company or business seeking the advantages of being a publicly held company (a “Business Combination”). The Company faces substantial competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful Business Combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company; consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a Business Combination. These competitive factors may reduce the likelihood of the Company identifying and completing a successful Business Combination.

Employees

Other than Robert S. Ellin, the chief executive officer, Jay A. Wolf, the secretary, and Charles Bentz, the chief financial officer, the Company currently has no employees.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2. PROPERTIES

On May 1, 2008, the Company executed a lease agreement with Trinad Management, LLC (“Trinad”), an affiliate of TCMF, pursuant to which the Company agreed to a month-to-month sublease of fifteen percent (15%) of the current premises leased by Trinad from Irvine Company in the amount of $3,500 per month.

ITEM 3. LEGAL PROCEEDINGS

Currently, the Company is not the subject of any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended June 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers.

Any investor who purchases the Company’s Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will develop.

The following table reflects the high and low closing quotations of the Company’s Common Stock for the year ended June 30, 2008. There was no trading of the Company’s Common Stock during the year ended June 30, 2007 through February 5, 2008.

Year Ended June 30, 2008	High	Low

First quarter	N/A	N/A
Second quarter	N/A	N/A
Third quarter	$3.00	$2.50
Fourth quarter	$2.50	$2.50

There has never been a public trading market for any of the Company’s securities other than its Common Stock.

There have been no recent sales of unregistered equity securities during the period for which this report is presented or any such issuances have been previously reported on a Current Report on Form 8-K.

Common Stock

The Company’s authorized capital stock consists of 80,000,000 shares of capital stock, of which 75,000,000 are shares of Common Stock. The holders of the Company’s Common Stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by the Company’s Board of Directors;
•
have a ratable right to any assets remaining after a corporate bankruptcy. It is most likely that such an event will cancel the existing equity shares. This happens in bankruptcy cases because secured and unsecured creditors are paid from the company's assets before Common stockholders and in situations where shareholders do participate in the plan, these shares are usually subject to substantial dilution;

•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
•	are entitled to one non-cumulative vote per share for each and every matter (as that term may from time to time be defined by the Company’s Board of Directors), on which stockholders may vote.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock.

Non-cumulative voting

Holders of shares of the Company’s Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of the Company’s directors.

Cash dividends

Since the Company’s inception, it has not declared or paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of the Company’s Board of Directors and will depend upon the earnings, if any, the capital requirements and financial position, the general economic conditions, and other pertinent conditions of the Company. It is the Company’s present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in its business operations.

Holders

As of September 30, 2008, there were 5 holders of record of the Company’s Common Stock.

Stock Transfer Agent

The stock transfer agent for the Company’s securities is Island Stock Transfer, 100 Second Avenue South, Suite 300N, St. Petersburg, Florida, 33701.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of September 30, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Securityholders (1)	450,000	$0.09	550,000
Equity Compensation Plans not Approved by Securityholders	—	—	—
Total	450,000	$0.09	550,000

(1)
These options were issued pursuant to the 2007 Plan. Under the 2007 Plan, Eligible Participants may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect” and similar expressions as they relate to the Company’s management or the Company are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

MANAGEMENT’S PLAN OF OPERATION

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s general business plan is to seek a Business Combination. As a result, the Company is a “Blank Check” or “Shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of Shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented a specific business plan and closed on a suitable Business Combination.

To date, no such Business Combination has been identified and the Company is therefore subject to a number of risks, including:
•	that any Business Combination completed by the Company may turn out to be unsuccessful;
•
the Company’s investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether the requisite financing could have a dilutive effect on the Company’s present stockholders;

•	the historical operations of a specific business opportunity may not necessarily be indicative of future potential;
•	the Company may acquire a company in the early stage of development causing it to incur further risks;
•	the Company may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness;
•	minority shareholders will control the business operations of the Company and this may prevent the Board of Directors from taking actions for and in the interests of the majority shareholders; and
•	the Company’s Common Stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of the Company’s Common Stock.

The Company may enter into definitive agreements with a wide variety of private businesses without limitation as to their industries or revenues. It is not possible at this time to predict when, if ever, we will enter into a Business Combination with any such private company or the industry or the specific operating history, revenues, future prospects or other characteristics of any such company. TCMF intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. TCMF has not identified anyone for acquisition at this time.

RESULTS OF OPERATIONS

Year ended June 30, 2008 compared to the year ended June 30, 2007
The Company had a net loss of $542,690 for the year ended June 30, 2008 compared to a net loss of $44,190 for the year ended June 30, 2007, primarily due to incurred administration costs.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this report, the Company has yet to generate any revenues from its business activities.

On August 1, 2008, the Company entered into an amendment (“Amendment No. 3”) to that certain letter agreement with TCMF, dated as of July 11, 2007, as subsequently amended on November 15, 2007 and April 18, 2008 (the “Loan Agreement”). Pursuant to the Loan Agreement, TCMF agreed to provide a loan to the Company in the principal amount of $500,000, as disclosed in those Current Reports on Form 8-K filed with the Commission on July 17, 2007, November 15, 2007 and April 24, 2008. Pursuant to Amendment No. 3, the Company and TCMF agreed to (i) increase the principal amount of the loan due thereunder (the “Loan”) to up to $750,000; (ii) increase the entire outstanding principal amount of the Loan and any accrued interest thereon, which shall be due and payable by the Company upon, and not prior to, a Next Financing (as defined in the Loan Agreement), to an amount of not less than $1,000,000; and (iii) provide that TCMF may, at is option, receive any payment of principal and interest due on the Loan in the form of Common Stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of Common Stock or other securities sold or issued by the Company in such financing transaction. As of June 30th, 2008, $500,000 in principal was due under the Loan and the Company recognized $18,767 accrued interest expense as a whole in connection with all drawdowns under the terms of the Loan.

On August 1, 2008, the Company entered into an amendment (“Amendment No. 1”) to that certain Management Agreement with Trinad, dated as of July 11, 2007 (the “Management Agreement”). Pursuant to the terms of the Management Agreement, Trinad agreed to provide certain management services, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company, in consideration for a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services, as disclosed in that Current Report on Form 8-K filed with the Commission on July 17, 2007. The Management Agreement is terminable by either party upon written notice, subject to a termination fee of $1,000,000 upon termination by the Company. Amendment No. 1 provides that payment of the termination fee set forth in Section 7(b) of the Management Agreement may be satisfied by the delivery of shares of the Company’s Common Stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of Common Stock or other securities sold or issued by the Company in such financing transaction.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2008, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Income Taxes

The Company has elected to provide for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued FASB 141 (revised 2007). This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accounting Standards Board has issued FASB 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures, effective for the Company starting July 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" — permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements".

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Asianada, Inc.

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St . #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Asianada, Inc.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Asianada, Inc. (developmental stage company) at June 30, 2008 and 2007 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2008 and 2007 and the period February 17, 2006 (date of inception) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asianada, Inc. (developmental stage company) at June 30, 2008 and 2007 and the related statements of operations, and cash flows for the years ended June 30, 2008 and 2007 and the period February 17, 2006 (date of inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service it’s debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah
September 25, 2008	/s/ Madsen & Associates, CPA’s Inc.

Part I — Financial Information
Item 1. Financial Statements
ASIANADA, INC.
( Developmental Stage Company )
BALANCE SHEET

	June 30, 2008	June 30, 2007
ASSETS
CURRENT ASSETS
Cash	$85,187	$-

Total Current Assets	$85,187	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$105,579	$10,000
Related party loan payable and accrued interest	518,767	-
	624,346	10,000

STOCKHOLDERS' EQUITY -DEFICIENCY

Preferred Stock 5,000,000 shares authorized at par value $0.001 - none outstanding	-
Common stock 75,000,000 shares authorized at $0.001 par value; 8,080,000 shares issued and outstanding	8,080	8,080
Capital in excess of par value	44,651	31,120
Accumulated deficit	(591,890)	(49,200)

Total Stockholders' Equity - Deficiency	(539,159)	(10,000)

Total Liabilities and stockholders' equity (deficiency)	$85,187	$-

The accompanying notes are an integral part of these financial statements.

See notes to unaudited financial statements

ASIANADA, INC.
( Developmental Stage Company )
STATEMENTS OF OPERATIONS
For the Years ended June 30, 2008 and 2007 and the
period February 17, 2006 (date of inception) to June 30, 2008

			February 17, 2006
			(inception) to
	Years Ended June 30,		June 30,
	2008	2007	2008

REVENUES	$-	$-	$-
EXPENSES
Administrative	$542,690	$44,190	591,890

NET OPERATING LOSS	$(542,690)	$(44,190)	$(591,890)

NET LOSS PER COMMON SHARE	$(0.07)	$(0.01)	$(0.07)

	8,080,000	8,080,000	8,080,000

The accompanying notes are an integral part of these financial statements.

See notes to unaudited financial statements

ASIANADA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Twelve Months Ended June 30, 2008
and for the Period February 17, 2006 (date of inception) to June 30, 2007

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Balance February 17, 2006 (date of inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.002 - April 18, 2006	5,200,000	5,200	5,200		10,400

Issuance of common stock for cash at $0.01 - June 28, 2006	2,880,000	2,880	25,920	-	28,800

Net Loss				(5,010)	(5,010)

Balance June 30, 2006	8,080,000	8,080	31,120	(5,010)	34,190

Net loss	-	-	-	(44,190)	(44,190)

Balance June 30, 2007	8,080,000	$8,080	31,120	$(49,200)	(10,000)

Stock based compensation			13,531		13,531

Net loss	-	-	-	(542,690)	(542,690)

Balance June 30, 2008	8,080,000	$8,080	$44,651	$(591,890)	$(539,159)

The accompanying notes are an integral part of these financial statements.

See notes to unaudited financial statements

ASIANADA, INC.
STATEMENTS OF CASH FLOWS

			February 17, 2006
			(inception) to
	Years Ended June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(542,690)	$(44,190)	$(591,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	13,531	-	13,531
Changes in assets and liabilities:
Accounts payable and accrued expenses	114,346	8,573	124,346

Net cash used in operating activities	(414,813)	(35,617)	(454,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from related party	-	(86)	-
Proceeds form issuance of common stock			39,200
Proceeds from related party-Loan payable	500,000	-	500,000

Net cash provided by financing activities	500,000	(86)	539,200

Net increase in cash	85,187	(35,703)	85,187

Cash, beginning of period	-	35,703	-

Cash, end of period	$85,187	$-	$85,187

The accompanying notes are an integral part of these financial statements.

See notes to unaudited financial statements

ASIANADA, INC.
( Developmental Stage Company )
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

1. ORGANIZATION

Asianada, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 17, 2006 with authorized common stock of 75,000,000 shares at par value $0.001 per share (the “Common Stock”).

On September 27, 2007 the Company reincorporated into a Delaware Company and is now governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law. The Company’s authorized capital stock changed from 75,000,000 shares of authorized capital stock, all of which were Common Stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of “Blank Check” preferred stock, par value $0.001 per share (the “Preferred Stock”). No terms have been established for the Preferred Stock.

The Company was engaged in acquiring and exploring mineral properties until June 15, 2007 when this was abandoned and the Company became a Developmental Stage Company. At the report date the Company is inactive.

Since its inception the Company has completed private placement offerings of 8,080,000 shares of its Common Stock for $39,200.

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

Income Taxes

The Company has elected to provide for deferred income taxes using the liability method. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2008, the Company had a net operating loss carry forward of approximately $591,890. The tax benefit has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2028.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On July 11, 2007, the Company executed an agreement, subsequently amended on November 15th, 2007 and April 18th, 2008, respectively (the “Loan”) with Trinad Capital Master Fund, Ltd. (“TCMF”), a related party (see Note 5), whereby TCMF agreed to make available to the Company a revolving credit facility (the “Credit Facility”) with an aggregate principal amount of up to $500,000 , TCMF shall make advances to the Company in amounts of no more than $100.000 as the registrant shall request at any time and from time to time. Funds outstanding under the Credit Facility bear interest at the rate of 10% per annum. This Credit Facility will be available until such time as the Company has successfully completed a Next Financing (as defined below). The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, the completion of a sale of securities in the public markets, such sale to be exclusive of a sale of shares of the Company’s Common Stock, $0.001 par value per share, to officers, directors or employees of, or consultants to the Company in connection with the provision of services to the Registrant, and with proceeds to the registrant of not less than $750,000 (a “Next Financing”). The business purpose of the Loan is to provide working capital to the Company. As of June 30th, 2008, $500,000 in principal was due under the Loan and the Company recognized $18,767 accrued interest expense as a whole in connection with all drawdowns under the terms of the Loan.

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

On May 1, 2008, the Company executed a lease agreement with Trinad, an affiliate of TCMF, pursuant to which the Company agreed to a month-to-month sublease of fifteen percent (15%) of the current premises leased by Trinad from Irvine Company, in the amount of $3,500 per month

On September 27, 2007, the Company implemented the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”), under which directors, certain employees and consultants received stock options and other equity-based awards. The shareholders of the Company approved the 2007 Plan on August 17, 2007. Stock options under the 2007 Plan are generally granted with an exercise price equal to 100% of the market value of a share of Common Stock on the date of the grant, have 10 year terms and vest within one to four years from the date of the grant. Subject to customary anti-dilution adjustments and certain exceptions, the total number of shares of Common Stock authorized for option grants under the 2007 Plan was one million at June 30, 2008.

On October 31, 2007, the Company entered into non-qualified stock option agreements with certain of its employees, directors, officers and consultants (the “Eligible Participants”) pursuant to its 2007 Plan, whereby the Company issued options to purchase an aggregate of 450,000 shares of its Common Stock, valued at $38,970 (“Options”). The Options were issued in connection with services provided to the Company by the Eligible Participants. The Options are exercisable at a price of $0.09 per share over a four-year period, with one quarter of the Options granted vesting on October 31, 2008, the first anniversary of the grant date, and an additional one-fourth of the total Options vesting annually thereafter. The Options are being amortized to expense over the vesting period. Stock based compensation totaled $13,531 for year ended June 30, 2008.

5. CHANGE IN MANAGEMENT

On June 15, 2007, TCMF, entered into a Securities Purchase Agreement, (the “Agreement”), by with and among certain stockholders, the Company. Pursuant to the terms of the Agreement, the Stockholders sold 7,595,200 shares (the “Shares”) of the Company’s Common Stock representing 94% of the issued and outstanding Common Stock as of June 15, 2007, to TCMF. As consideration for the purchase of these Shares, TCMF paid, at closing, the total sum of seven hundred thousand dollars ($700,000), pursuant to and in accordance with the terms of the Agreement. The source of such capital was TCMF’s working capital. The sale of the Shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Section 4(1) of the Securities Act of 1933, as amended.

6. SUBSEQUENT EVENTS

On August 1, 2008, the Company entered into an amendment (“Amendment No. 3”) to the Loan Agreement. Pursuant to the Loan Agreement, TCMF agreed to provide a loan to the Company in the principal amount of $500,000, as disclosed in those Current Reports on Form 8-K filed with the Commission on July 17, 2007, November 15, 2007 and April 24, 2008. Pursuant to Amendment No. 3, the Company and TCMF agreed to (i) increase the principal amount of the loan due thereunder (the “Loan”) to up to $750,000; (ii) increase the entire outstanding principal amount of the Loan and any accrued interest thereon, which shall be due and payable by the Company upon, and not prior to, a Next Financing (as defined in the Loan Agreement), to an amount of not less than $1,000,000; and (iii) provide that TCMF may, at its option, receive any payment of principal and interest due on the Loan in the form of Common Stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of Common Stock or other securities sold or issued by the Company in such financing transaction.

On August 1, 2008, the Company entered into an amendment (“Amendment No. 1”) to the Management Agreement. Pursuant to the terms of the Management Agreement, Trinad agreed to provide certain management services, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company, in consideration for a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services, as disclosed in that Current Report on Form 8-K filed with the Commission on July 17, 2007. The Management Agreement is terminable by either party upon written notice, subject to a termination fee of $1,000,000 upon termination by the Company. Amendment No. 1 provides that payment of the termination fee set forth in Section 7(b) of the Management Agreement may be satisfied by the delivery of shares of the Company’s Common Stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of Common Stock or other securities sold or issued by the Company in such financing transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on June 30, 2008, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of June 30, 2008. Based on the Company’s assessment, the Company concluded that its internal controls over financial reporting were effective as of June 30, 2008.

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only its management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains certain information with respect to the Company’s current directors and executive officers.

Name	Age	Principal Occupation

Robert S. Ellin	42	Director and Chief Executive Officer

Jay A. Wolf	35	Director and Secretary

Charles Bentz	45	Chief Financial Officer

Barry I. Regenstein	51	Director

Board of Directors and Executive Officers

Robert S. Ellin has served as a director and the Company’s Chief Executive Officer since June 15, 2007 and is one of the Managing Members of Trinad Management, LLC. Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., the Company’s principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the boards of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH), MPLC, Inc. (MPNC), New Motion, Inc. (NWMO), Mandalay Media, Inc. (MNDL) and Driftwood Ventures, Inc. (DFTW). Mr. Ellin also serves on the Board of Governors at Cedars-Sinai Hospital. Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received his B.A. from Pace University.

Jay A. Wolf  has served as a director since June 25, 2007 and the Company’s Secretary since June 15, 2007 and is one of the Managing Members of Trinad Management, LLC.  Mr. Wolf is also a Managing Director of Trinad Capital Master Fund, Ltd. Mr. Wolf currently sits on the boards of Shells Seafood Restaurants (SHLL), ProLink Holdings Corporation (PLKH), Mandalay Media, Inc. (MNDL), Driftwood Ventures, Inc. (DFTW) and Optio Software, Inc. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf is a co-founder of Trinad Capital, L.P., where he served as a managing director since its inception in 2003. Prior to founding Trinad, Mr. Wolf served as the Executive Vice-President of Corporate Development for Wolf Group Integrated Communications where he was responsible for the company's acquisition program. Prior to Wolf Group Integrated Communications, Mr. Wolf worked at Canadian Corporate Funding, a Toronto-based merchant bank, in the senior debt department, and subsequently for Trillium Growth, the Canadian Corporate Funding's venture capital fund. Mr. Wolf received his B.A from Dalhousie University.

Charles Bentz has served as our Chief Financial Officer since June 15, 2007 and has 20 years of accounting and administrative experience in the asset management industry and is a Certified Public Accountant.  Prior to joining to joining Trinad Management, LLC in December of 2006, Mr. Bentz was a Vice President and the Controller of Fletcher Asset Management from October 2005 to May 2006, Vice President, Controller and Head of Fund Administration & Compliance of the Reserve Funds from July 2003 to July 2005, Vice President and head of fund administration & compliance of BlackRock Inc., Vice President and Controller of HHF Acquisition Corp., and Associate Vice President of Prudential Mutual Fund Management. Mr. Bentz is the Chief Financial Officer of Driftwood Ventures, Inc. (DFTW), Zane Acquisition I and Zane Acquisition II. Mr. Bentz began his career at Deloitte & Touche, and holds a Bachelor of Science in Accounting from Villanova University.

Barry I. Regenstein has served as a director since June 15, 2007. Mr. Regenstein is also the President and Chief Financial Officer of Command Security Corporation. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. Mr. Regenstein has over 30 years of experience including 25 years in operations and finance of contract services companies.  Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Company’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Holdings Corporation (PLKH), Mandalay Media, Inc. (MNDL) Driftwood Ventures, Inc. (DFTW) and MPLC, Inc. (MPNC).  Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Audit Committee

The Company does not currently have an Audit Committee because the Company is not an operating company. If and when the Company finds a suitable merger candidate and successfully enters into a merger transaction whereby a company with assets and operations survives, the Company intends to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC.

Nominating Committee

The Company does not currently have a Nominating Committee because the Company is not an operating company. If and when the Company finds a suitable merger candidate and successfully enters into a merger transaction whereby a company with assets and operations survives, the Company intends to establish a Nominating Committee that fulfills the independent and other requirements promulgated by the SEC.

Code of Ethics

The Company does not currently have a code of ethics because the Company is not an operating company. If and when the Company finds a suitable merger candidate and successfully enters into a merger transaction whereby a company with assets and operations survives, the Company intends to establish a code of ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. All of these reports for the fiscal year ended June 30, 2008 were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Other than as described below, the Company does not provide compensation to its directors and executive officers, there are no management agreements with the Company’s directors or executive officers and the Company does not anticipate that written agreements will be put in place in the foreseeable future.

On August 1, 2008, the Company entered into Amendment No. 1 to the Management Agreement. Pursuant to the terms of the Management Agreement, Trinad agreed to provide certain management services, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company, in consideration for a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services, as disclosed in that Current Report on Form 8-K filed with the Commission on July 17, 2007. The Management Agreement is terminable by either party upon written notice, subject to a termination fee of $1,000,000 upon termination by the Company. Amendment No. 1 provides that payment of the termination fee set forth in Section 7(b) of the Management Agreement may be satisfied by the delivery of shares of the Company’s Common Stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of Common Stock or other securities sold or issued by the Company in such financing transaction.

On October 31, 2007, the Company entered into non-qualified stock option agreements with the Eligible Participants pursuant to its 2007 Plan, whereby the Company issued 75,000 Options to Jay Wolf, the Secretary of the Company, 50,000 Options to Charles Bentz, the Principal Financial Officer of the Company and 150,000 Options to Robert Ellin, the Principal Executive Officer of the Company. Options were also issued to Directors and consultants of the Company. The Options were issued in connection with services provided to the Company by the Eligible Participants. The Options are exercisable at a price of $0.09 per share over a four-year period, with one quarter of the Options granted vesting on October 31, 2008, the first anniversary of the grant date, and an additional one-fourth of the total Options vesting annually thereafter. In addition, in the event of a Change of Control (as defined in the Plan), the Options shall become fully vested and immediately exercisable unless the Options have otherwise expired or been terminated pursuant to its terms or the terms of the 2007 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s Common Stock as of September 29, 2008, by the (i) named executive officers, (ii) all persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding Common Stock, and (iii) all current executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of Common Stock that can be acquired by such person or group within 60 days from September 30, 2008, upon the exercise of warrants, options or other rights exercisable for, or convertible into, Common Stock. As of September 30, 2008, there were a total of 8,080,000 shares of Common Stock outstanding.

Except as otherwise indicated, the address of each of the following persons is c/o Asianada, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, California, 90067:

CERTAIN HOLDERS OF COMMON STOCK

	Beneficially Owned as of September 30, 2008 (1)
	Number of		Percent of
	Shares		Class
Name and Address of Owner

Trinad Capital Master Fund Ltd. (TCMF)	7,595,200		94.00%
Current directors or officers:
Robert S. Ellin	7,595,200	(1)	94.00
Jay A. Wolf	7,595,200	(1)	94.00
All current directors and named executive officers as a group (four persons)	7,595,200		94.00%

(1) TCMF owns approximately 94% of the Company’s outstanding common stock. Robert Ellin and Jay Wolf, two of the Company’s directors and executive officers, are the managing members of Trinad Management, LLC which serves as the investment advisor to TCMF. As a result, each of Robert Ellin and Jay Wolf beneficially own an aggregate of 7,595,200 shares of Common Stock. Each of Robert Ellin and Jay Wolf disclaims beneficial ownership of these securities except to the extent of their pecuniary interest therein.

Changes in Control

The Company is unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 17, 2007, written consents were obtained from stockholders representing a majority of the Company’s outstanding shares of Common Stock approving the Reincorporation of Asianada-Nevada, in Delaware by merger with Asianada-Delaware.

The Reincorporation was effective on September 27, 2007 and resulted in the following: (a) the Company being governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law; (b) the Company’s authorized capital stock changed from 75,000,000 shares of authorized capital stock, all of which are Common Stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of “Blank Check” Preferred Stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions with respect to the Preferred Stock as the Board of Directors may determine from time to time; (c) the persons currently serving as officers and directors of the Company continued to serve in their respective capacities after the Reincorporation; and (d) Asianada-Delaware: (i) succeeded to all of the rights, privileges, immunities and powers of the Company; (ii) acquired and possessed all of the property of the Company whether real, personal or mixed; and (iii) assumed all of the debts, liabilities, obligations and duties of the Company. Asianada-Delaware was the surviving Company and operates under the name “Asianada, Inc.”

On August 17, 2007, written consents from stockholders representing a majority of the Company’s outstanding shares of Common Stock approving the adoption of the 2007 Plan.

Under the 2007 Plan, the Eligible Participants may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock. The 2007 Plan became effective as of September 27, 2007, and will continue in effect until August 17, 2017.

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

On August 1, 2008, the Company entered into Amendment No. 3 to the Loan Agreement. Pursuant to the Loan Agreement, TCMF agreed to provide a loan to the Company in the principal amount of $500,000, as disclosed in those Current Reports on Form 8-K filed with the Commission on July 17, 2007, November 15, 2007 and April 24, 2008. Pursuant to Amendment No. 3, the Company and TCMF agreed to: (i) increase the principal amount of the Loan to up to $750,000; (ii) increase the entire outstanding principal amount of the Loan and any accrued interest thereon, which shall be due and payable by the Company upon, and not prior to, a Next Financing (as defined in the Loan Agreement), to an amount of not less than $1,000,000; and (iii) provide that TCMF may, at is option, receive any payment of principal and interest due on the Loan in the form of Common Stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of Common Stock or other securities sold or issued by the Company in such financing transaction.

On August 1, 2008, the Company entered into Amendment No. 1 to the Management Agreement. Pursuant to the terms of the Management Agreement, Trinad agreed to provide certain management services, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company, in consideration for a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services, as disclosed in that Current Report on Form 8-K filed with the Commission on July 17, 2007. The Management Agreement is terminable by either party upon written notice, subject to a termination fee of $1,000,000 upon termination by the Company. Amendment No. 1 provides that payment of the termination fee set forth in Section 7(b) of the Management Agreement may be satisfied by the delivery of shares of the Company’s Common Stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of Common Stock or other securities sold or issued by the Company in such financing transaction.

The board of directors of the Company currently consists of three members. They are Robert Ellin, Jay Wolf and Barry Regenstein. Mr. Regenstein is an independent director. The Company has determined his independence using the definition of independence set forth in the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Madsen and Associates, CPA’s Inc for the audit and reviews of the Company’s annual financial statements and other audit related services for the years ended June 30, 2008 and 2007:

	Madsen
	2008	2007
Audit fees:(1)	3,500	2,560
Audit related fees:(2)	0	0
Tax fees:(3)	0	0
All other fees:(4)	0	0

Total	3,500	2,560

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

The Company’s Board of Directors pre-approved the retention of Madsen and Associates, CPA’s Inc. for all audit and audit-related services during fiscal 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.1
Plan and Agreement of Merger dated August 17, 2007 between the Company and Asianada, Inc., a Nevada Company (previously filed with the Commission on the Company’s DEF 14C Information Statement filed on September 5, 2007 and incorporated herein by reference)

3.1	Certificate of Incorporation (previously filed with the Commission as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed on October 15, 2007 and incorporated herein by reference)

3.2	Bylaws (previously filed with the Commission as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed on October 15, 2007 and incorporated herein by reference)

10.1
Loan Agreement with Trinad Capital Master Fund, Ltd., dated July 11, 2007 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2007 and incorporated herein by reference)

10.2
Amendment 1 to Loan Agreement with Trinad Capital Master Fund, Ltd., dated November 15, 2007 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2007 and incorporated herein by reference)

10.3
Amendment 2 to Loan Agreement with Trinad Capital Master Fund, Ltd., dated April 18, 2008. (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on April 24, 2008 and incorporated herein by reference)

10.4
Amendment No. 3 to the Loan Agreement, by and between Asianada Inc. and Trinad Capital Master Fund, Ltd., dated August 1, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2008 and incorporated herein by reference)

10.5
Commercial Lease Agreement with Trinad Management, LLC, dated May 1, 2008. (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference)

10.6
Management Agreement dated July 11, 2007 between the Registrant and Trinad Management, LLC (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2007 and incorporated herein by reference)

10.7
Amendment No. 1 to the Management Agreement, by and between Asianada, Inc. and Trinad Management, LLC, dated August 1, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008 and incorporated herein by reference)

10.8
2007 Employee, Director and Consultant Stock Plan (previously filed with the Commission as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB filed on October 15, 2007 and incorporated herein by reference)

10.9
Amended and Restated Non-Qualified Stock Option Agreement (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on November 14, 2007 and incorporated herein by reference)

10.10
Form of Incentive Stock Option Agreement (previously filed with the Commission as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed on October 15, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to U.S.C.Section 1350 *

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asianada, Inc.

Dated: October 1, 2008	By:	/s/ Robert S. Ellin
Robert S. Ellin Chairman of the Board and Principal Executive Officer

Dated: October 1, 2008	By:	/s/ Charles Bentz
Charles Bentz Principal Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Director and Principal Executive	October 1, 2008
Robert S. Ellin	Officer

/s/ Jay A. Wolf	Director and Secretary	October 1, 2008
Jay A. Wolf

/s/ Barry Regenstein	Director	October 1, 2008
Barry Regenstein