Form 10-Q
period 2008-09-30
ASIANADA, INC.
filed 2008-11-18
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller Reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 17, 2008, the Registrant had 8,080,000 shares of common stock, par value $.001per share, outstanding.

ASIANADA, INC.

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheet As of September 30, 2008 (Unaudited) and June 30, 2008	1

	Statements of Operations (Unaudited) For the Three Months Ended September 30, 2008 and 2007 and the period from February 17, 2006 (date of inception) to September 30, 2008	2

	Statements of Cash Flows (Unaudited) For the Three Months Ended September 30, 2008 and 2007 and the period from February 17, 2006 (date of inception) to September 30, 2008	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIANADA, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS

	September 30, 2008	June 30, 2008
	(UNAUDITED)

CURRENT ASSETS

Cash	$41,438	$85,187

Total Current Assets	$41,438	$85,187

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$161,667	$105,579

Related party loan payable	600,000	518,767

Total Current Liabilities	761,667	624,346

STOCKHOLDERS' EQUITY ( DEFICIT)

Preferred Stock, 5,000,000 shares authorized at par value $0.001; none issued	-	-
Common stock, 75,000,000 shares authorized at $0.001 par value; 8,080,000 shares issued and outstanding.	8,080	8,080
Additional paid in capital	49,724	44,651
Deficit accumulated in the development stage	(778,033)	(591,890)

Total Stockholders' Equity (Deficit)	(720,229)	(539,159)

Total Liabilities and Stockholders' Equity (Deficit)	$41,438	$85,187

See notes to unaudited financial statements.

ASIANADA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three Months Ended September 30, 2008 and 2007 and the
period February 17, 2006 (inception) to September 30, 2008

	Three Months Ended September 30,		February 17, 2006 (inception) to September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES
General and administrative expenses	186,143	87,678	778,033

NET OPERATING LOSS	$(186,143)	$(87,678)	$(778,033)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.10)

Weighted Average Shares Outstanding - Basic and diluted	8,080,000	8,080,000	8,080,000

See notes to unaudited financial statements.

ASIANADA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended September 30, 2008 and the years ended June 30, 2008 and 2007 and for the period February 17, 2006 (inception) to September 30, 2008

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance February 17, 2006 (date of inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.002 - April 18, 2006	5,200,000	5,200	5,200	-	10,400

Issuance of common stock for cash at $0.01 - June 28, 2006	2,880,000	2,880	25,920	-	28,800

Net Loss				(5,010)	(5,010)

Balance June 30, 2006	8,080,000	8,080	31,120	(5,010)	34,190

Net loss	-	-	-	(44,190)	(44,190)

Balance June 30, 2007	8,080,000	8,080	31,120	(49,200)	(10,000)

Stock based compensation	-	-	13,531	-	13,531

Net loss	-	-	-	(542,690)	(542,690)

Balance June 30, 2008	8,080,000	8,080	44,651	(591,890)	(539,159)

Stock based compensation	-	-	5,073	-	5,073

Net loss	-	-	-	(186,143)	(186,143)

Balance September 30, 2008(Unaudited)	8,080,000	$8,080	$49,724	$(778,033)	$(720,229)

See notes to unaudited financial statements.

ASIANADA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Three Months Ended September 30, 2008 and 2007 and the
period February 17, 2006 (inception) to September 30, 2008

			February 17, 2006
	For the Three Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,143)	$(87,678)	$(778,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,073	-	18,604
Changes in assets and liabilities:
Accounts payable and accrued liabilities	37,321	83,355	161,667

Net cash used in operating activities	(143,749)	(4,323)	(597,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	39,200
Proceeds from related party loan payable	100,000	20,000	600,000

Net cash provided by financing activities	100,000	20,000	639,200

Change in cash	(43,749)	15,677	41,438

Cash, beginning of period	85,187	-	-

Cash, end of period	$41,438	$15,677	$41,438

See notes to unaudited financial statements.

ASIANADA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 17, 2006. On September 27, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001, per share. No terms have been established for the preferred stock.

The Company was engaged in acquiring and exploring mineral properties through June 15, 2007 when these activities were abandoned. Since June 15, 2007, the Company has been a developmental stage company and is inactive.

Since its inception, the Company has completed private placement offerings of 8,080,000 shares of its common stock for an aggregate amount of $39,200.

The Company has elected June 30 as its fiscal year end.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plan to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations set forth in Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of Asianada, Inc. together with the Plan of Operations in the Company's Form 10-K for the year ended June 30, 2008. Interim results are not necessarily indicative of the results for a full year.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent shall be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of September 30, 2008.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

4. RELATED PARTIES TRANSACTIONS

On July 11, 2007, the Company executed a loan agreement, as amended on November 15, 2007, April 18, 2008, and August 1, 2008 respectively (the “Loan Agreement”), with Trinad Capital Master Fund (“TCMF”), whereby TCMF agreed to loan the Company up to a principal amount of $500,000 (the “Loan”). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. $500,000 was advanced during the year ended June 30, 2008, and an additional $100,000 was advanced during the quarter ended September 30, 2008. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, par value $0.001 per share, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $750,000, which was subsequently amended to $1,000,000 (a “Next Financing”) .

On August 1, 2008, the Company entered into an amendment (“Amendment No. 3”) to the Loan Agreement. Pursuant to Amendment No. 3, the Company and TCMF agreed to (i) increase the principal amount of the loan due thereunder (the “Loan”) to up to $750,000; (ii) increase the entire outstanding principal amount of the Loan and any accrued interest thereon, which shall be due and payable by the Company upon, and not prior to, a Next Financing (as defined in the Loan Agreement), to an amount of not less than $1,000,000; and (iii) provide that TCMF may, at its option, receive any payment of principal and interest due on the Loan in the form of common stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of common stock or other securities sold or issued by the Company in such financing transaction. As of September 30, 2008, $600,000 in principal was due under the Loan and the Company recognized $32,852 accrued interest expense under the terms of the Loan.

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000. The Company has paid $90,000 in management fees for the quarter ended September 30, 2008.

On August 1, 2008, the Company entered into an amendment (“Amendment No. 1”) to the Management Agreement with Trinad. Amendment No. 1 provides that payment of the termination fee set forth in Section 7(b) of the Management Agreement may be satisfied by the delivery of shares of the Company’s common stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of common stock or other securities sold or issued by the Company in such financing transaction.

On May 1, 2008, the Company executed a lease agreement with Trinad, an affiliate of TCMF, pursuant to which the Company agreed to a month-to-month sublease of fifteen percent (15%) of the current premises leased by Trinad from Irvine Company, in the amount of $3,500 per month.

5. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted both SFAS No. 157 and SFAS No. 159 without any effect.
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157"), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset of liability.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115” (“SFAS 159”), permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

6. SUBSEQUENT EVENT

On October 27, 2008, the Company executed a non-binding letter of intent that sets forth the preliminary terms and conditions of proposed acquisition of certain assets of Grupo Grandioso, LLC and contemplates hiring of a chairman and chief executive officer. The closing of the transaction is subject to a number of significant conditions, including execution of a definitive acquisition agreement and completion of due diligence.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission, or the SEC (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or Section 21E of the Securities Act of 1933, as amended (the “Securities Act ”). Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors, including those discussed below. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

DESCRIPTION OF BUSINESS

We are inactive and are currently considered a "shell" company by the SEC, controlled by TCMF, our majority shareholder and we have no operations. We were organized to engage in acquiring and exploring mineral properties until June 15, 2007 when this was abandoned and the Company became a Developmental Stage Company.

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

Company is a Blank Check Company

At present, the Company has no sources of revenue and we are a development stage company. The Company’s business plan is to seek a Business Combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities or undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination. To date, the Company has only entered into a non-binding letter of intent for the proposed acquisition of certain assets of Grupo Grandioso, LLC which acquisition is subject to a number of significant conditions, including execution of a definitive acquisition agreement and completion of due diligence. There can be no assurance that such acquisition will be completed and in the event such acquisition is not completed, the Company would continue to seek a suitable Business Combination.

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

Operations

For the three months ended September 30, 2008, general and administrative expenses increased by approximately $100,000, resulting from professional fees.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

As discussed in Note 4, the Company has a loan agreement in place with an affiliate of its principal shareholder to provide for liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 4(T). CONTROLS AND PROCEDURES

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

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of November, 2008.

ASIANADA, INC.
( Registrant)

BY:	lsl Robert Ellin
Robert Ellin
President and Principal Executive Officer

BY:	lsl Charles Bentz
Charles Bentz
Principal Financial Officer