Form 10-Q
period 2008-12-31
Lateral Media, Inc.
filed 2009-02-20
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __ to __

Commission File Number 333-136806

LATERAL MEDIA, INC.
(formerly Asianada, Inc.)
(Exact name of registrant as specified in its charter)

DELAWARE	98-0539032
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2121 Avenue of the Stars Suite 2550 Los Angeles, CA90067	(Zip Code)
(Address of principal executive offices)

(310) 601- 2500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                                                                           Accelerated filer  ☐

Non-accelerated filer ☐                                                                                                Smaller reporting company  ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 19, 2009, the Company had 9,143,836 shares of common stock par value $0.001 per share issued and outstanding.

LATERAL MEDIA, INC.
(formerly Asianada, Inc.)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PAGE

Item 1.	Unaudited Interim Financial Statements	1

	● Balance Sheet	1
	● Statements of Operations	2
	● Statements of Stockholders' Equity	3
	● Statements of Cash Flows	4
	● Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

LATERAL MEDIA INC.
(formerly Asianada, Inc.)
(A Development Stage Company)
BALANCE SHEET

	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,694	$85,187

Total Current Assets	4,694	85,187

OTHER ASSETS
Technology software, net	495,488	-
Domain names	190,000	-
Covenant not-to-compete, net	409,766	-
Total Other Assets	1,095,254	-

Total Assets	$1,099,948	$85,187

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$292,608	$105,579
Current portion of note payable	192,495	-
Related party loan payable and accrued interest	-	518,767
Total Current Liabilities	485,103	624,346

LONG-TERM LIABILITIES, LESS CURRENT PORTION
Note payable, net of current portion	623,362	-
Total Liabilities	1,108,465	624,346

STOCKHOLDERS' DEFICIENCY

Preferred Stock 5,000,000 shares authorized at par value $0.001 - none outstanding	-	-
Common stock 75,000,000 shares authorized at $0.001 par value; 9,143,836 and 8,080,000 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	9,144	8,080
Additional paid - in capital	1,149,322	44,651
Deficit accumulated in the development stage	(1,166,983)	(591,890)

Total Stockholders' Deficiency	(8,517)	(539,159)

Total Liabilities and Stockholders' Deficiency	$1,099,948	$85,187

See notes to unaudited financial statements.

STATEMENTS OF OPERATIONS
For the Three and Six Months ended December 31, 2008 and 2007 and the period February 17, 2006 (Inception) to December 31, 2008

					February 17, 2006
	Three Months Ended December 31,		Six Months Ended December 31,		(inception) to December 31,
	2008	2007	2008	2007	2008

EXPENSES
General and administrative expenses	$388,950	$157,446	$575,093	$245,124	$1,166,983

NET LOSS	$(388,950)	$(157,446)	$(575,093)	$(245,124)	$(1,166,983)

NET LOSS PER COMMON SHARE	$(0.05)	$(0.02)	$(0.07)	$(0.03)	$(0.14)

Weighted Average Shares Outstanding - Basic and diluted	8,231,977	8,080,000	8,155,573	8,080,000	8,093,196

See notes to unaudited financial statements.

LATERAL MEDIA, INC.
(formerly, Asianada, Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended December 31, 2008 and the years ended June 30, 2008 and 2007 and for the period February 17, 2006 (inception) to June 30, 2006

			Additional
	Common Stock		Paid - In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance February 17, 2006 (date of inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.002 - April 18, 2006	5,200,000	5,200	5,200	-	10,400

Issuance of common stock for cash at $0.01 - June 28, 2006	2,880,000	2,880	25,920	-	28,800

Net Loss				(5,010)	(5,010)

Balance June 30, 2006	8,080,000	8,080	31,120	(5,010)	34,190

Net loss	-	-	-	(44,190)	(44,190)

Balance June 30, 2007	8,080,000	8,080	31,120	(49,200)	(10,000)

Stock based compensation	-	-	13,531	-	13,531

Net loss	-	-	-	(542,690)	(542,690)

Balance June 30, 2008	8,080,000	8,080	44,651	(591,890)	(539,159)

Issuance of warrants under asset purchase agreement - December 2, 2008	-	-	294,261	-	294,261

Issuance of common stock in payment of outstanding related party loan payable and accrued interest thereon - December 18, 2008	1,063,836	1,064	796,812	-	797,876

Stock based compensation	-	-	13,598	-	13,598

Net loss	-	-	-	(575,093)	(575,093)

Balance December 31, 2008 (Unaudited)	9,143,836	$9,144	$1,149,322	$(1,166,983)	$(8,517)

See notes to unaudited financial statements.

LATERAL MEDIA, INC.
(formerly Asianada, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended December 31, 2008 and 2007 and the
period February 17, 2006 (inception) to December 31, 2008

			February 17, 2006
	For the Six Months Ended		(inception) to
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(575,093)	$(245,124)	$(1,166,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	13,598	3,384	27,129
Amortization of intangibles	14,864	-	14,864
Changes in assets and liabilities:
Accounts payable and accrued liabilities	216,138	56,545	340,484
Net cash used in operating activities	(330,493)	(185,195)	(784,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	39,200
Proceeds from related party loan payable	250,000	250,000	750,000

Net cash provided by financing activities	250,000	250,000	789,200

Change in cash	(80,493)	64,805	4,694

Cash, beginning of period	85,187	-	-

Cash, end of period	$4,694	$64,805	$4,694

Non-Cash Transactions
Acquisition of assets (in exchange for issuance
of note payable and a warrant to purchase
common stock)	$1,110,118

Issurance of common stock in payment of related
party loan payable and accrued interest thereon	$797,876

See notes to unaudited financial statements.

LATERAL MEDIA, INC.
(formerly Asianada, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

1. ORGANIZATION

Lateral Media, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 17, 2006. On September 27, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001, per share. No terms have been established for the preferred stock.

On December 4, 2008, the Company merged into its newly formed, wholly-owned subsidiary, Lateral Media, Inc., a Delaware corporation, effectively changing its name from Asianada, Inc. to Lateral Media, Inc.

The Company was planning to acquire and explore mineral properties through June 15, 2007 when this was abandoned and became an inactive development stage company.  On December 2, 2008,  the Company commenced nominal operations and, on January 12, 2009, launched The Recycler Publishing Network, websites designed to help sellers of cars, boats, RV’s and motorcycles to market their products using the internet.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations set forth in Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of Lateral Media, Inc. together with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 2008. Interim results are not necessarily indicative of the results for a full year.

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

Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of December 31, 2008.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.”  SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent shall be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4. RELATED PARTY TRANSACTIONS

Loan Agreement

On July 11, 2007, as amended on November 15, 2007, April 18, 2008  and August 1, 2008, the Company executed a loan agreement (the “Loan Agreement”), with Trinad Capital Master Fund (“TCMF”), a stockholder of the Company, whereby TCMF agreed to lend the Company up to a principal amount of $750,000 (the “Loan”). The Loans bear interest at the rate of 10%, per annum. The entire outstanding principal amount of the Loans and accrued interest thereon are due and payable by the Company upon a sale of securities (other than a sale of shares of the Company’s common stock  to officers, directors or employees of or consultants to the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $1,000,000.  TCMF may, at its option, receive any payment of principal and interest due on the Loan in the form of common stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of common stock or other securities sold or issued by the Company in such financing transaction.

$500,000 was advanced during the year ended June 30, 2008 and an additional $250,000 was advanced through December 31, 2008.

 On December 18, 2008, the Company entered into an agreement with TCMF to repay all outstanding principal and accrued interest thereon by issuance of shares of the Company’s common stock whereby $750,000, plus accrued interest of $47,876 was repaid by the issuance of 1,063,836 shares of common stock of the Company. TCMF may also continue to make additional loans to the Company in accordance with the Loan Agreement.

During January 2009, the Company borrowed an additional $350,000 from TCMF.

For the six months ended December 31, 2008 and 2007, interest expense was $29,109 and $2,844, respectively.

Management Agreement

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate by mutual written agreement. The Company may terminate immediately by giving written notice and payment of a termination fee of $1,000,000. The Company has paid $180,000 in management fees for the six months ended December 31, 2008.

On August 1, 2008, the Company entered into an amendment  to the Management Agreement with Trinad providing that payment of the termination fee may be satisfied by the issuance of shares of the Company’s common stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of common stock or other securities sold or issued by the Company in such financing transaction.

Lease

On May 1, 2008, the Company entered into a sublease for office space with Trinad, on a month-to-month basis, with rent of $3,500, per month, for fifteen percent (15%) of the current premises leased by Trinad.

5. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted both SFAS No. 157 and SFAS No. 159.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157"), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset of liability.

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

6. ASSET PURCHASE

On December 2, 2008, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with an entity owned by the Company’s new chairman of the board of directors/chief executive officer to purchase a variety of internet domain names and technology software, including some relating to the automobile industry, such as AutoSuperSaver.com and LuxuryCarSpot.com., in exchange for a warrant to purchase 1,800,000 shares of the Company’s common stock,  exercisable at $1.25, per share, over five years, and an unsecured contingent promissory note of $1,000,000.  The Purchase Agreement also provides for, together with the employment agreement, an agreement not-to-compete for an aggregate period of five years.

The shares of common stock underlying the warrant are subject to a two year lock-up period, commencing upon issuance of the shares under the warrant.  The note bears interest at 6%, per annum, and  is payable in 36 equal monthly installments contingent upon sufficient cash flow of the Company during each monthly period, as defined.  Principal and interest under the note which is not paid by the monthly due dates shall be deferred and, on the final due date, any deferred payments shall be cancelled and the note and interest thereon shall be deemed to be paid-in full.

The Company determined the fair values of the assets purchased under SFAS 157, “Fair Value Measurements”, and, as part of the determination, utilized the services of an independent valuation specialist.  Based on the determination, the Company recorded the assets purchased, note payable and warrant at their estimated fair values at the date of purchase, as follows:

Technology software	$503,886
Internet domain names	190,000
Covenant not-to-compete	416,232

Total assets purchased	$1,110,118

Note payable	$815,857

Warrant	$294,261

The purchased technology software and covenant not-to-complete are being amortized over 5 years. Amortization expense for the six months ended December 31, 2008 was $14,864.  As of December 31, 2008, amortization expense for each of the five succeeding years was as follows:

2009	$184,020
2010	$184,020
2011	$184,020
2012	$184,020
2013	$169,174

The effective interest rate on the note payable is 19%, per annum.

7. EMPLOYMENT AGREEMENT

On December 2, 2008, the Company entered into an employment agreement with its chairman of the board of directors and chief executive officer for a term of three years.  The agreement provides for a base salary of $250,000, per year, and a bonus on terms and conditions pursuant to the discretion of the board of directors of the Company, prior to February 15 of each calendar year during which the executive remains employed by the Company.

8.  2007 EMPLOYEE DIRECTOR AND CONSULTANT STOCK PLAN

On December 2, 2008, the Company amended its 2007 Employee, Director, and Consultant Stock Plan (the “Plan”) to increase the number of shares of common stock that may be issued under the Plan from 1,000,000 to 4,000,000 shares.

9. SUBSEQUENT EVENT

On January 9, 2009, the Company purchased certain office equipment and domain names for an aggregate of $19,940.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission, or the SEC (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or Section 21E of the Securities Act of 1933, as amended (the “Securities Act ”). When used in this Quarterly report on Form 10-Q (“Form 10-Q”), the words “anticipate”, “believe”, “estimated”, “expect” and other similar expressions as they relate to our management or us, are intended to identify such forward looking statements.  Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors, including those discussed below. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

DESCRIPTION OF BUSINESS

We were inactive and were considered a “shell” company by the SEC through February 12, 2009 and are controlled by Trinad Capital Master Fund, Ltd. (“TCMF”), our majority shareholder. We were planning to acquire and explore mineral properties through June 15, 2007 when this was abandoned and the Company became a development stage company.  On December 2, 2008,  the Company commenced nominal operations, and on January 12, 2009, launched The Recycler Publishing Network, websites designed to help sellers of cars, boats, RV’s and motorcycles to market their products using the internet

Overview

We plan to build a unique combination of online publishing and performance marketing companies through asset acquisitions, mergers, exchanges of capital stock or other business combinations with domestic or foreign businesses. The Company intends to operate online publishing and performance marketing, including the automotive,  financial services, and professional service sectors.  We have a portfolio of websites and domains in the automobile industry which were launched as part of our Recycler Publishing Network. Our domains are designed to facilitate the sales process for private parties attempting to sell their car, classic, boat, motorcycle, or heavy equipment online.  These sites are designed to distribute their inventory across the Internet to increase exposure for our private party advertisers.  The Company had minimal operations prior to February 12, 2009.

Results of Operations

General and administrative expenses have increased during the three and six months ending December 31, 2008 as compared to the comparable periods ending December 31, 2007, as we increased our activities to seek and then commence operations.

Asset Purchase

In December 2008, we purchased a variety of internet domain names and technology software, including some relating to the automobile industry, such as AutoSuperSaver.com and LuxuryCarSpot.com., in exchange for a note and a warrant as explained in Note 6 to the financial statements. To assist in determining the fair values, we engaged ValueScope, Inc. (“ValueScope”), an independent valuation specialist.  In determining the values of the assets, note and warrant, they utilized the following methods and assumptions:

• Technology software –a hybrid of the income and market approaches. The valuation of the technology utilizes the relief from royalty method. The analysis utilizes a revenue forecast for the post-purchase entity with cash flows discounted at the intangible assets’ rate of 19.0%.

• Internet domain names – the cost approach.  ValueScope examined the market for domain names that consisted of automobile brand names and vehicle category names. With consideration of the typical range of asking prices for these domain names ValueScope estimated a domain price of $5,000 for the 31 automobile brand domain names and seven vehicle category domain names.

• Covenant not-to-compete – the discounted cash flow method, a form of the income approach.  ValueScope utilized the discounted cash flow method and scenario analysis, including the details of consideration, incentive compensation and the new executive’s role in the post-purchase entity, to determine the value of the covenant not-to-compete.

ValueScope considered the status of the Company as a development stage company and the contingent nature of the note payment each month in calculating the fair value analysis of the promissory note. Because payment is based on a calculation of sufficient cash flow, of which amounts for expenses, liabilities and capital expenditures may vary each quarter, the note was discounted at 13.5%. The fair market rate of the promissory note was derived from the overall cost of equity of 19.0%, minus the equity risk premium of 5.5%.

Black-Scholes modeling was used to calculate the value of the equivalent call option.ValueScope performed a valuation analysis to estimate the fair value of the Company’s common stock to be $1.02, per share, assuming the purchase of the operating assets. The exercise price for the warrants was $1.25, per share. ValueScope used the following assumptions:  historical volatility for comparable companies of 85%, a risk free interest rate of 1% and a term of two years. This value was further adjusted for dilution and marketability.

Liquidity and Capital Resources

As of the date of the filing of the Form 10-Q, we have generated minimal revenues from the launching of our websites.  As of the quarter ended December 31, 2008, we were considered a shell company under the rules of the SEC.

On December 18, 2008, we repaid our outstanding loans to TCMF of $797,876 by exchange of 1,063,836 shares of our common stock.

During January 2009, we borrowed $350,000 from TCMF.

On January 9, 2009, we purchased office equipment and additional domain names from Venture Lending & Leasing IV, Inc. and Venture Lending & Leasing V, Inc. for an aggregate of $19,940.

As of the date of the filing of this Form 10-Q, we have no commitments to purchase any additional websites, domain names or equipment, although we may in the future.

Prior to its growth, the Company was a public shell company with no operations. The primary sources of liquidity have historically been issuances of common stock and a loan agreement with TCMF and the Company dated as of July 11, 2007, as subsequently amended on November 15, 2007, April 18, 2008 and August 1, 2008 (the “Loan Agreement”). Under the Loan Agreement, TCMF agreed to provide a loan to the Company in the principal amount of up to $750,000.  In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.

As of January 31, 2009, the Company had $57,743 of cash and $400,000 available under the Loan Agreement and management believes it has sufficient cash to satisfy the Company’s monetary needs in the next twelve months. We may however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities in order to obtain a credit facility. The sale of additional equity or debt securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt services obligations and could result in additional operating and financial covenants that could restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATVIE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as we are a smaller reporting company.

ITEM 4(T). CONTROLS AND PROCEDURES.

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

Changes in Internal Controls . There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

       Not applicable as we are a smaller reporting company.

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

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATERAL MEDIA, INC. (Registrant)

Date: February 20, 2009	By:	/s/ Jeffrey Schwartz
Jeffrey Schwartz
Chairman and Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: February 20, 2009	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer (Authorized Officer and Chief Financial Officer)