Form 10-Q
period 2009-03-31
Lateral Media, Inc.
filed 2009-05-20
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 15, 2009, the Company had 9,143,836 shares of common stock par value $0.001 per share issued and outstanding.

LATERAL MEDIA, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

LATERAL MEDIA INC.
(Formerly Asianada, Inc.)
BALANCE SHEET

	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$46,730	$85,187
Accounts receivable	46,352	-
Prepaid expenses	90,000	-
Security deposit	5,005
Total Current Assets	188,087	85,187

PROPERTY AND EQUIPMENT-net	62,350	-

OTHER ASSETS
Technology software, net	470,294	-
Covenant not-to-compete, net	388,954	-
Domain names	208,000	-
Total Other Assets	1,067,248	-

Total Assets	$1,317,685	$85,187

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$340,303	$105,579
Related party loan payable and accrued interest	673,004	518,767
Current portion of note payable	365,852	-
Total Current Liabilities	1,379,159	624,346

LONG-TERM LIABILITIES
Note payable	470,465	-
Total Liabilities	1,849,624	624,346

STOCKHOLDERS' DEFICIT
Preferred Stock - 5,000,000 shares authorized at par value $0.001 - none outstanding	-	-
Common stock - 75,000,000 shares authorized at $0.001 par value; 9,143,836 and 8,080,000 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	9,144	8,080
Additional paid - in capital	1,151,510	44,651
Accumulated deficit	(1,692,593)	(591,890)

Total Stockholders' Deficit	(531,939)	(539,159)

Total Liabilities and Stockholders' Deficit	$1,317,685	$85,187

See notes to unaudited financial statements.

LATERAL MEDIA, INC.
(Formerly Asianada, Inc.)
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
REVENUES	$284,273	$-	$284,273	$-

COST OF REVENUES	(254,897)	-	(254,897)	-

GROSS PROFIT	29,376	-	29,376	-

GENERAL AND ADMINISTRATIVE EXPENSES	(554,986)	(115,110)	(1,130,079)	(360,233)

NET LOSS	$(525,610)	$(115,110)	$(1,100,703)	$(360,233)

NET LOSS PER COMMON SHARE - basic and dilutive	$(0.06)	$(0.01)	$(0.13)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING - basic and diluted	9,143,836	8,080,000	8,546,461	8,080,000

See notes to unaudited financial statements.

LATERAL MEDIA, INC.
(Formerly Asianada, Inc.)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,100,703)	$(360,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	15,786	8,458
Depreciation and amortization expense	5,176	-
Amortization of discount on note payable	20,460	-
Amortization of intangibles	60,870	-
Changes in assets and liabilities:
Accounts receivable	(46,352)	-
Prepaid expenses	(90,000)	-
Accounts payable and accrued liabilities	303,837	135,783
Net cash used in operating activities	(830,926)	(215,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67,526)	-
Purchases of domain names	(18,000)	-
Increase in security deposit	(5,005)	-
Net cash used in investing activities	(90,531)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan payable	883,000	250,000

Net cash provided by financing activities	883,000	250,000

(Decrease) increase in cash	(38,457)	34,008

Cash, beginning of period	85,187	-

Cash, end of period	$46,730	$34,008

Noncash Transactions:
Issuance of common stock in payment of related party loan payable
and accrued interest thereon	$797,876	-

Acquisition of intangible assets (in exchange for note payable and
a warrant to purchase common stock)	$1,102,382	-

See notes to unaudited financial statements.

LATERAL MEDIA, INC.
(Formerly Asianada, Inc.)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND OPERATIONS

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

The Company was planning to acquire and explore mineral properties through June 15, 2007 when this was abandoned, and the Company became an inactive development stage company.

On December 2, 2008, the Company commenced nominal operations and, on January 12, 2009, launched The Recycler Publishing Network, websites designed to assist sellers of cars, boats, RVs and motorcycles to market their products using the internet.

Through March 31, 2009, the Company has purchased additional domains names, software and other assets, hired employees and has expanded its operations.

The Company also creates and markets content for websites, using content designed to optimize visitors through search engine optimization.

The Company had formerly been a development stage company.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception, and future losses are anticipated. The Company's plan of operation, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Intangible Assets

Intangible assets are recorded at fair value and, if they have a definitive life, will be amortized. The carrying value of the intangible assets will be evaluated by management for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and the Company will commence amortization over such useful life.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments which extend the lives of the assets are capitalized.  The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred.

Website marketing revenue is recognized upon placement on the Company’s website and content design revenue is recognized when services are provided.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4. RELATED PARTY TRANSACTIONS

Loan Agreement

On July 11, 2007, as amended on November 15, 2007, April 18, 2008, August 1, 2008 , the Company executed a loan agreement (“Loan Agreement”), with Trinad Capital Master Fund (“TCMF”), a principal stockholder of the Company, whereby TCMF agreed to lend the Company up to a principal amount of $750,000. The loans under the Loan Agreement bear interest at 10%, per annum. The entire outstanding principal amount of the loans and accrued interest thereon are payable by the Company upon a sale of securities (other than a sale of shares of the Company’s common stock to officers, directors or employees of or consultants to the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $1,000,000.  TCMF may, at its option, receive any payment of principal and interest due on the loans in the form of common stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of common stock or other securities sold or issued by the Company in such financing transaction.

$500,000 was advanced during the year ended June 30, 2008 and an additional $250,000 was advanced through December 31, 2008.

On December 18, 2008, the Company repaid the entire principal and accrued interest outstanding under the Loan Agreement, $750,000 and $47,876, respectively, by the issuance of 1,063,836 shares of common stock to TCMF.

TCMF may continue to make additional loans to the Company in accordance with the Loan Agreement.

On April 30, 2009, the Company entered into a fourth amendment to the Loan Agreement, which increased the principal amount of the Loan to up to $1,000,000 and provided that the principal amount of the loan and accrued interest thereon are due and payable by the Company upon a sale of securities (other than a sale of shares of the Company’s common stock to officers, directors or employees of or consultants to the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $1,250,000.

As of March 31, 2009, the Company borrowed $633,000 and, in April 2009, the Company borrowed an additional $137,000 from TCMF.

For the nine months ended March 31, 2009 and 2008, interest expense on the loans was $39,113 and $2,844, respectively.

Management Agreement

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. The Company may terminate the Management Agreement immediately by giving written notice and payment of a termination fee of $1,000,000. The Company has paid $270,000 and $259,355 in management fees for the nine months ended March 31, 2009 and 2008, respectively, and has prepaid $90,000.

On August 1, 2008, the Company entered into an amendment  to the Management Agreement with Trinad, which provided that payment of the termination fee may be satisfied by the issuance of shares of the Company’s common stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of common stock or other securities sold or issued by the Company in such financing transaction.

Lease

On May 1, 2008, the Company entered into a sublease for office space with Trinad, on a month-to-month basis, with rent of $3,500 through January 2009, and increased to $8,500 thereafter, per month.

 On March 1, 2009, the Company entered into a lease for office space for a term of six months and has a right to renew for an additional six months.  The lease is payable in monthly installments of $3,718.

5. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted both SFAS No. 157 and SFAS No. 159, without an effect on the financial statements.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.

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

6. ASSET PURCHASE

On December 2, 2008, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with an entity owned by the Company’s new Chairman of the Board of Directors and Chief Executive Officer to purchase a variety of internet domain names and technology software, including some relating to the automobile industry, such as RecyclerClassics.com and ExpertAutos.com, in exchange for a warrant to purchase 1,800,000 shares of the Company’s common stock,  exercisable at $1.25, per share, over five years, and an unsecured contingent promissory note of $1,000,000.  The Purchase Agreement also provides for an agreement not-to-compete for an aggregate period of five years.

The shares of common stock underlying the warrant are subject to a two year lock-up period, commencing upon issuance of the shares underlying the warrant.  The note bears interest at 6% per annum, and  is payable in 36 equal monthly installments contingent upon sufficient cash flow of the Company during each monthly period, as defined in the note.  If there is not sufficient working capital during any such monthly period, any principal and interest otherwise payable pursuant to the note shall be deferred and, on the final due date, any outstanding deferred payments shall be cancelled and the note and interest thereon shall be deemed to be paid-in full.

The Company determined the fair value of the assets purchased under SFAS 157, “Fair Value Measurements”, and, as part of the determination, utilized the services of an independent valuation specialist.  Based on the determination, the Company recorded the assets purchased, note payable and warrant at their estimated fair values at the date of purchase, as follows:

Technology software	$503,886
Internet domain names	190,000
Covenant not-to-compete	416,232

Total assets purchased	$1,110,118

Note payable	$815,857

Warrant	$294,261

The purchased technology software and covenant not-to-complete are being amortized over 5 years. Amortization expense for the nine months ended March 31, 2009 was $60,870.  As of March 31, 2009, amortization expense for each of the five succeeding years was as follows:

2010	$184,024
2011	$184,024
2012	$184,024
2013	$184,024
2014	$123,152

The domain names are not being amortized as they have an indefinite life.

The effective interest rate on the note payable is 19%, per annum. The discount on the note of $184,143 is being amortized over the term of the note and recorded as interest expense.

7. INCOME TAXES

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of March 31, 2009.

8.   SUBSEQUENT EVENT

Effective as of April 15, 2009, the Company entered into an employment agreement with Michael Rose, pursuant to which he became executive vice president of operations of the Company, at an annual base salary of $200,000, plus quarterly commissions.  Additionally, the Company granted an option to purchase 228,596 shares of the Company’s common stock, exercisable at $1.25, per share, to Mr. Rose pursuant to the Company’s 2007 Employee, Director and Consultant Stock Plan.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (the “SEC”) (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or Section 21E of the Securities Act of 1933, as amended (the “Securities Act ”). When used in this Quarterly report on Form 10-Q (“Form 10-Q”), the words “anticipate”, “believe”, “estimated”, “expect” and other similar expressions as they relate to our management or us, are intended to identify such forward looking statements.  Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors, including those discussed below. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

DESCRIPTION OF BUSINESS

Prior to February 12, 2009, we were inactive and considered a “shell” company by the SEC and are currently controlled by Trinad Capital Master Fund, Ltd. (“TCMF”), our majority shareholder. We were planning to acquire and explore mineral properties through June 15, 2007 when this was abandoned and the Company became a development stage company.  On December 2, 2008, the Company commenced nominal operations, and on January 12, 2009, launched The Recycler Publishing Network, websites designed to assist sellers of cars, boats, RVs and motorcycles to market their products using the internet.

Overview

We plan to build a unique combination of online publishing and performance marketing companies through asset acquisitions, mergers, exchanges of capital stock or other business combinations with domestic or foreign businesses. The Company intends to operate online publishing and performance marketing, including the automotive, financial services, and professional service sectors.  We have a portfolio of websites and domains in the automobile industry which were launched as part of our Recycler Publishing Network. Our domains are designed to facilitate the sales process for private parties attempting to sell their car, classic, boat, motorcycle, or heavy equipment online.  These sites are designed to distribute their inventory across the Internet to increase exposure for our private party advertisers. The Company also creates and markets content for websites, using content designed to optimize visitors through search engine optimization. The Company had minimal operations prior to February 12, 2009.

Results of Operations

During the three months and nine months ended March 31, 2009, the Company started to generate revenues and associated cost of revenues of $284,273 and $254,897, respectively.   General and administrative expenses have increased during the three and nine months ended March 31, 2009 from $115,110 to $554,986 for an increase of $439,876 and $360,233 to $1,130,079 for an increase of $769,846, respectively, as compared to the comparable periods ending March 31, 2008.   The increase is due to the commencement of operations and no longer being a development stage company.  For the quarter ended March 31, 2009, interest expense, payroll, and professional fees were $40,349, $136,831 and $115,104, respectively.  General and administrative expenses also include amortization and depreciation of $46,006 and $5,176, respectively.

Asset Purchase

In December 2008, we purchased a variety of internet domain names and technology software, including some relating to the automobile industry, such as AutoSuperSaver.com and LuxuryCarSpot.com, in exchange for a note and a warrant as explained in Note 6 to the financial statements. To assist in determining the fair values, we engaged ValueScope, Inc. (“ValueScope”), an independent valuation specialist.  In determining the values of the assets, note and warrant, ValueScope utilized the following methods and assumptions:

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

Black-Scholes modeling was used to calculate the value of the equivalent call option. ValueScope performed a valuation analysis to estimate the fair value of the Company’s common stock to be $1.02, per share, assuming the purchase of the operating assets. The exercise price for the warrants is $1.25, per share. ValueScope used the following assumptions:  historical volatility for comparable companies of 85%, a risk free interest rate of 1% and a term of two years. This value was further adjusted for dilution and marketability.

Liquidity and Capital Resources

As of the date of the filing of the Form 10-Q, we have generated minimal revenues from the launching of our websites.

On December 18, 2008, we repaid our outstanding loans to TCMF of $797,876, including outstanding principal plus accrued interest, by issuance of 1,063,836 shares of our common stock. As of March 31, 2009, we borrowed $633,000 and, in April 2009, we borrowed an additional $137,000 from TCMF.

Prior to February 2009, the Company was a public shell company with nominal operations. The primary sources of liquidity have historically been issuances of common stock and  loans from TCMF (See Note 4 of the Notes to the Financial Statements).  In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.

As of March 31, 2009, the Company had $46,730 of cash, accounts receivable of $46,352 and $337,000 available under the Loan Agreement. Although management believes operations will generate sufficient cash if the Company’s plan of operation is successful, there can be no assurance that the cash will be sufficient to satisfy the Company’s monetary needs in the next twelve months. Therefore, we still may  require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities in order to obtain a credit facility. The sale of additional equity or debt securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt services obligations and could result in additional operating and financial covenants that could restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATVIE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as we are a smaller reporting company.

ITEM 4(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATERAL MEDIA, INC. (Registrant)

Date: May 20, 2009	By:	/s/ Jeffrey Schwartz
Jeffrey Schwartz
Chairman and Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: May 20, 2009	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer (Authorized Officer and Principal Financial Officer)