Form 10-K
period 2009-06-30
Lateral Media, Inc.
filed 2009-10-13
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-136806

LATERAL MEDIA INC.
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
Yes  ☐    No  ☒

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common equity, as reported on the Over-the-Counter Bulletin Board, was $606,000 as of December 31, 2008.

As of October 12, 2009, there were 9,493,836 shares of common stock, par value $0.001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Lateral Media, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

TABLE OF CONTENTS

i

PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Lateral Media, Inc., a Delaware corporation (“Lateral Media” or the “Company”) to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. The actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, Lateral Media undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Unless the context otherwise indicates, the use of the terms “we,” “our,” “us” or the “Company” refers to the business and operations of Lateral Media.

ITEM 1. BUSINESS

Historical Operations of Lateral Media

Lateral Media, formally known as Asianada, Inc., was incorporated in the State of Nevada on February 17, 2006, as an exploration stage company. The Company was engaged in acquiring and exploring mineral properties until June 15, 2007, when this activity was abandoned.

On June 15, 2007, Trinad Capital Master Fund, Ltd., an exempted Cayman Island Company (“TCMF”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain stockholders, (the “Stockholders”) of the Company. Pursuant to the terms of the Securities Purchase Agreement, the Stockholders sold 7,595,200 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), representing 94% of the issued and outstanding Common Stock as of June 15, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, TCMF paid at Closing the total sum of seven hundred thousand dollars ($700,000), pursuant to and in accordance with the terms of the Securities Purchase Agreement.

On September 27, 2007, the Company, through a merger of Asianada, Inc., a Nevada corporation with and into its wholly-owned, newly formed Delaware subsidiary, Asianada, Inc., reincorporated in the State of Delaware.

On December 2, 2008, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Grupo Grandioso, LLC (“Grupo Grandioso” or the “Seller”) and Jeffrey Schwartz, the managing member of the Seller, pursuant to which the Company acquired a portfolio of a variety of website domain names, including some relating to the auto industry such as AutoSuperSaver.com and LuxuryCarSpot.com, from the Seller (the “Assets”). In consideration for the Assets, the Company issued to the Seller a warrant to purchase 1,800,000 shares of the Company’s Common Stock at an exercise price of $1.25 per share, and an unsecured contingent promissory note with an initial principal balance of $1,000,000.

In connection with the Purchase Agreement, the Company entered into an employment agreement with Jeffrey Schwartz, pursuant to which Mr. Schwartz became Chairman of the Board of Directors and Chief Executive Officer of the Company. On October 7, 2009, Mr. Schwartz resigned as Chairman of the Board of Directors and Chief Executive Officer of the Company.

On December 4, 2008, the Company merged into its newly formed, wholly-owned subsidiary, Lateral Media, Inc., a Delaware corporation, effectively changing its name from Asianada, Inc. to Lateral Media, Inc.

On January 12, 2009, the Company announced the launch of the Recycler Publishing Network of websites including www.expertautos.com, www. RecyclerClassics, and www.RecyclerCycles.com.

Prior to February 12, 2009, the Company was a shell company as the term is defined in Rule 405 of the Securities Act and Rule12-b-2 of the Exchange Act, as the Company had minimal operations and minimal assets. Beginning on December 2, 2008, the Company hired employees and started actively pursuing the acquisition of additional assets while continuing to develop and utilize its current assets. Through June 30, 2009, the Company has purchased additional domains names, software and other assets, hired employees and has expanded its operations.

The Company also creates and markets content for websites, using content designed to optimize visitors through search engine optimization.

The executive office of the Company is now located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067. Its telephone number is (310) 601-2500.

DESCRIPTION OF OUR BUSINESS

Overview

Lateral Media’s mission is to build a unique combination of online publishing and performance marketing companies through asset acquisition, merger, exchange of capital stock, or other business combination with domestic or foreign businesses.

The Company intends to operate in several sectors within online publishing and performance marketing, including the automotive sector, financial services, and professional services.  With the recent launch of the Recycler Publishing Network, the Company owns and maintains a portfolio of websites and domains in the automotive sectors.  The domains, including www.expertautos.com, are designed to facilitate the sales process for private parties attempting to sell their car, classic, boat, motorcycle, or heavy equipment online.  The sites are designed to distribute their inventory across the Internet to increase exposure for our private party advertisers.

Intellectual Property

Lateral Media will build software systems that may be proprietary in nature.  Lateral Media acquired certain assets from Grupo Grandioso, including domains and a software system designed to facilitate the Recycler Publishing Network.  As the Company makes acquisitions, it may purchase other intellectual property.

Competition

Lateral Media operates in the online publishing and performance marketing sector.  As such, there are several companies who compete with Lateral Media, including web content and search portals, such as Yahoo, Google, and MSN, who garner a substantial amount of web searches and traffic related to the current and future business categories of Lateral Media.  Lateral Media also competes with vertical specific companies, such as AutoTrader and Cars.com, who have substantial traffic and sales in the automotive categories. Additionally, Lateral Media competes with a number of performance marketing companies, including QuinnStreet, TranzAct, and Moxy Media who have substantial performance marketing businesses in various categories.

Employees

As of  October 12, 2009, we had six employees and approximately 35 independent sales representatives. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe our relationship with our employees is good.

Government Regulation

Our business is subject to various laws and regulations relating to Internet commerce and telemarketing.

Regulation Relating to Internet Commerce. Several jurisdictions have recently proposed or adopted privacy-related laws that restrict or prohibit unsolicited email solicitations, commonly known as “spam,” that impose complex and often burdensome requirements in connection with sending commercial email.

Telemarketing Laws. Both federal and state laws regulate the practice of telemarketing. Most jurisdictions have implemented “do not call” lists. In addition, a number of states require telemarketers to register with the state and post a bond, prohibit automated systems and recorded messages, impose disclosure requirements upon sales calls, and require written sales contracts for certain telemarketing transactions.

The current application of most of these laws does not have a material affect on us. We occasionally field small complaints that we are able to handle in the ordinary course of business.

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks described below and other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes.  The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” could materially affect our business, prospects, financial condition, operating results or cash flow.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business.  If any of these risks materialize, the trading price of our Common Stock could decline.

Risks Related to Our Business

We have a limited operating history, which may make it difficult to evaluate our business.

Lateral Media was organized in February 2006 and has a limited history of generating revenues, and the future revenue potential of our business is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. We cannot assure our investors that we will be able to introduce our proposed products, operate our business successfully or implement our strategies as described in this Annual Report on Form 10-K or otherwise be successful in generating any revenues from our activities.  We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our business objectives.

We have experienced operating losses, and expect to incur future losses.

We are currently incurring start-up costs which consist primarily of management and corporate salaries, rent, and professional fees. Until we generate sufficient income to cover these costs, we will continue to report operating losses.

If we lose our key personnel or are unable to attract, train and retain additional highly qualified sales, marketing, managerial and technical personnel, our business may suffer.

Our future success depends on our ability to identify, hire, train and retain highly qualified sales, marketing, managerial and technical personnel. In addition, as we introduce new services we may need to hire additional personnel. We may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary managerial, technical, sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

Our business and operations are substantially dependent on the performance of our executive officers and key employees. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition.

Growth may place significant demands on our management and our infrastructure.

We operate in an emerging market and have experienced, and may continue to experience, growth in our business through internal growth and acquisitions. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to:

•	develop and improve our operational, financial and management controls;

•	enhance our reporting systems and procedures;

•	recruit, train and retain highly skilled personnel;

•	maintain our quality standards; and

•	maintain branded content owner, wireless carrier and end-user satisfaction.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

If we incur operating losses, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of additional securities will be dilutive to investors.

Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

Changes to financial accounting standards could make it more expensive to issue stock options to employees, which would increase compensation costs and might cause us to change our business practices.

We prepare our financial statements to conform with accounting principles generally accepted in the United States. These accounting principles are subject to issuance of new principles and interpretation of existing principles by the Financial Accounting Standards Board, or FASB, the SEC, and various other bodies. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed after a change is announced. For example, we have used stock options as a fundamental component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain in our employ. Several regulatory agencies and entities may make regulatory changes that could make it more difficult or expensive for us to grant stock options to employees.  We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially and adversely affect our business, operating results and financial condition.

Our quarterly financial results are subject to significant fluctuations which may make it difficult for investors to predict our future performance.

Our quarterly operating results may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing customers, attract new customers, and maintain customer satisfaction,

•	the announcement or introduction of new sites, services and products by us or our competitors,

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automotive industry,

•
a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those marketed or advertised by us,

•	our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner,

•	the level of traffic on our websites and other sites that refer traffic to our websites,

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure,

•	costs of any adverse judgments resulting from litigation,

•	costs of defending and enforcing our intellectual property rights,

•	governmental regulation,

•	unforeseen events affecting the industry, and

•	the current economic climate.

We are a relatively new business in an emerging industry and need to manage the introduction of new products and services in order to avoid increased expenses without corresponding revenues.

We have been introducing new products and services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet marketing services. Introducing new or enhanced products and services, requires us to increase expenditures before we generate revenues. For example, we may need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, results of operations and financial condition.

We must also:

•	test, introduce and develop new services and products, including enhancing our websites,

•	expand the breadth of products and services offered,

•	expand our market presence through relationships with third parties, and

•	acquire new or complementary businesses, products or technologies.

We cannot assure that we can successfully achieve these objectives.

If we cannot build and maintain strong brand loyalty, our business may suffer.

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of our brands will depend largely on our ability to obtain a leadership position in Internet commerce. If consumers do not perceive us as an effective channel for sales, or consumers do not perceive us as offering reliable information, we will be unsuccessful in promoting and maintaining our brands. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

Competition could reduce our market share and harm our financial performance. Our market is competitive not only because the Internet has minimal barriers to entry, but also because we compete directly with other companies in the offline environment.

Our vehicle marketing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We may be particularly affected by general economic conditions due to the nature of the automotive industry.

At this time, the economic strength of the automotive industry significantly impacts the revenues we derive and consumer traffic to our websites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions, energy prices and interest rates in regional and local markets). Because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates, energy prices or a general tightening of lending may affect us more significantly than companies in other industries. Given the general economic downturn that we are is currently experiencing, we expect the decline of total vehicle sales to negatively impact our business and financial decision.

Threatened terrorist acts and the ongoing military action have created uncertainties in the automotive industry and domestic and international economies in general. These events may have an adverse impact on general economic conditions, which may reduce demand for vehicles and consequently our services and products which could have an adverse effect on our business, financial condition and results of operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions on our business, financial condition and results of operations.

We cannot assure that our business will not be materially adversely affected as a result of an industry or general economic downturn.

Marketing laws and regulations may materially limit our ability to offer our products and services to consumers.

We market our consumer products and services through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit our ability to market to new subscribers or offer additional services to existing subscribers, which may have a material impact on our ability to sell our services.

Our sales activities are or may in the future be subject to laws regulating telemarketing, which could subject us to penalties or limit our ability to market our services.

Both federal and state laws regulate the practice of telemarketing. All 50 states have enacted some form of telemarketing law. In particular, the federal government and a significant number of states have implemented “do not call” lists. In addition, a number of states require telemarketers to register with the state and post a bond, prohibit automated systems and recorded messages, impose disclosure requirements upon sales calls and require written sales contracts for certain telemarketing transactions. We are subject to certain of these laws, and our failure to register in a jurisdiction where we are required to do so could subject us to penalties, limit our ability to market our services and hamper our ability to enforce contracts in these jurisdictions.

Changes in government regulations of Internet commerce may result in increased costs that may reduce our future earnings.

Because our business is dependent on the Internet, the adoption of new local, state or national laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition.

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes.

Evolving government regulations may require future licensing which could increase administrative costs or adversely affect our revenues.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to obtain appropriate licenses at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, thereby potentially reducing our future results of operations.

If we are unable to be licensed to comply with additional regulations, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties or be compelled to discontinue operations in such states, and our business, results of operation and financial condition could be materially and adversely affected.

There are many risks associated with consummated and potential acquisitions.

We may evaluate potential acquisitions which we believe will complement or enhance our existing business. If we acquire another company in the future, it may dilute the value of existing stockholders’ ownership. The impact of dilution may restrict our ability or otherwise not allow us to consummate acquisitions. Issuance of equity securities may restrict utilization of net operating loss carry forwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and acquired intangible assets if we acquire another company or business, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.

Acquisitions involve numerous risks. For example:

•	It may be difficult to assimilate the operations and personnel of an acquired business into our own business,

•	Management information and accounting systems of an acquired business must be integrated into our current systems,

•	Our management must devote its attention to assimilating the acquired business which diverts attention from other business concerns,

•	We may enter markets in which we have limited prior experience, and

•	We may lose key employees of an acquired business.

Our success is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our results of operations will suffer.

The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites, or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our results of operations will suffer.

We are vulnerable to electricity and communications system interruptions. The majority of our primary servers are located in a few locations. If electricity or communications to such locations or to our headquarters were interrupted, our operations would be adversely affected.

Our production websites and certain systems, are currently hosted at secure third-party hosting facilities.

Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

Our main production systems and our content management systems are hosted in secure facilities with generators and other alternate power supplies in case of a power outage. In the event we are affected by interruptions in service, our business, results of operations and financial condition could be materially and adversely affected.

Internet-related issues may reduce or slow the growth in the use of our services in the future.

Critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost, and quality of service may impact the growth of Internet use. If periods of decreased performance, outages or delays on the Internet occur frequently or other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our websites could increase more slowly or decline, which would cause our business, results of operations and financial condition to be materially and adversely affected.

Our computer infrastructure may be vulnerable to security breaches. Any such problems could jeopardize confidential information transmitted over the Internet, cause interruptions in our operations or cause us to have liability to third persons.

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could cause us to have liability to one or more third parties and disrupt all or part of our operations. A party able to circumvent our security measures could misappropriate proprietary information, customer information or consumer information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our current insurance program may protect us against some, but not all, of such losses. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Misappropriation or infringement of our intellectual property and proprietary rights could impair our competitive position. Enforcement actions to protect our intellectual property could materially and adversely affect our business, results of operations and financial condition.

Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. As part of our confidentiality procedures, we generally enter into confidentiality agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available where our products and services are made available online. In addition, litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. Any litigation, even if successful, could result in substantial costs and diversion of resources and management attention and could materially adversely affect our business, results of operations and financial condition. Misappropriation of our intellectual property or potential litigation could also have a material adverse effect on our business, results of operations and financial condition.

We may face risk of claims from third parties relating to intellectual property. In addition, we may incur liability for retrieving and transmitting information over the Internet. Such claims and liabilities could harm our business.

As part of our business, we make Internet services and content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet. We could be exposed to liability with respect to third-party information that may be accessible through our websites, links or car review services. Such claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. Such claims might assert, among other things that, by directly or indirectly providing links to websites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such websites. It is also possible that, if any third-party content provided on our websites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

We also enter into agreements with other companies under which any revenue that results from the purchase or use of services through direct links to or from our websites or on our websites is shared. Such arrangements may expose us to additional legal risks and uncertainties, including disputes with such parties regarding revenue sharing, local, state and federal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

Even to the extent such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition upon us of potential liability for information carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability, which might require the expenditure of substantial resources or limit the attractiveness of our services to consumers, dealers and others.

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that our services do not infringe on the intellectual property rights of third parties.

From time to time, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Our liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Common Stock

There is a limited trading market for our Common Stock.

Although prices for our shares of Common Stock are quoted on the OTC Bulletin Board (under the symbol LTLM.OB), there is no established public trading market for our Common Stock, and no assurance can be given that a public trading market will develop or, if developed, that it will be sustained.

The liquidity of our Common Stock will be affected by its limited trading market.

Bid and ask prices for shares of our Common Stock are quoted on the OTC Bulletin Board under the symbol LTLM.OB. There is currently no broadly followed, established trading market for our Common Stock. While we are hopeful that, now that we are an operating company, we will command the interest of a greater number of investors, an established trading market for our shares of Common Stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our Common Stock. As a result of the lack of trading activity, the quoted price for our Common Stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our Common Stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, and the market value of our Common Stock would likely decline.

If and when a trading market for our Common Stock develops, the market price of our Common Stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the current price.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our Common Stock could be subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in our revenues and operating expenses,

•	developments in the financial markets, and the worldwide or regional economies,

•	announcements of innovations or new products or services by us or our competitors,

•	fluctuations in merchant credit card interest rates,

•	significant sales of our Common Stock or other securities in the open market, and

•	changes in accounting principles.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of Common Stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or additional assets, or establishing strategic relationships with targeted customers and manufacturers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company, and this could negatively impact our earnings and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Common Stock, our stock price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our Common Stock, our Common Stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Common Stock price or trading volume to decline.

“Penny stock” rules may restrict the market for our Common Stock.

Our Common Stock is subject to rules promulgated by the SEC relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange or on NASDAQ, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our Common Stock and may affect the secondary market for our Common Stock. These rules could also hamper our ability to raise funds in the primary market for our Common Stock ..

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting and will require us to have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ending June 30, 2010. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time– consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.  In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, and the inability of registered broker-dealers to make a market in our Common Stock, which could further reduce our stock price and harm our business.

We do not anticipate paying dividends.

We have never paid cash or other dividends on our Common Stock. Payment of dividends on our Common Stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by our Board of Directors. However, the earliest our Board would likely consider a dividend is if we begin to generate excess cash flow.

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 95.7% of our outstanding Common Stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable as the Company is a smaller reporting company.

ITEM 2. PROPERTIES

 On May 1, 2008, the Company entered into a lease for office space with Trinad Management, LLC (“Trinad”) on a month-to-month sublease of the current premises occupied by Trinad from the Irvine Company in the amount of $8,500 per month. Effective September 1, 2009, we entered into a lease extension with Gatski Commercial in Las Vegas, Nevada for six months on a month-to-month basis for $3,500 per month.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various disputes from time to time regarding telemarketing regulation that we deem immaterial to our business.  We are not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for trading on the OTC Bulletin Board under the symbol “LTLM.OB.”  Prior to February 2009, our Common Stock was listed for trading on the OTC Bulletin Board under the symbol “ASND.OB.”  The market for our common stock has often been sporadic, volatile and limited.

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the OTC Bulletin Board. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. There was no trading of our Common Stock during the year ended June 30, 2007 through February 5, 2008.

	High		Low
2008
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter		$3.00		$2.50
Fourth Quarter		$2.50		$2.50
	High		Low
2009
First Quarter*		$2.50		$1.25
Second Quarter*		$1.25		$1.25
Third Quarter*		$1.25		$1.25
Fourth Quarter*		$1.25		$1.25
*Commencing on September 24, 2008 through October 12, 2009, there have been no trades in the Common Stock.

Holders of Common Stock.

On October 12, 2009, we had approximately 6 registered stockholders of record of the 9,493,836 outstanding shares. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

Dividends and Dividend Policy.

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

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of June 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	678,596	$0.048	3,321,404
Equity compensation plans not approved by security holders
Total	678,596	$0.048	3,321,404

(1) These options were issued pursuant to the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended (the “2007 Plan”). Under the 2007 Plan, Eligible Participants (as the term is defined in the 2007 Plan) may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards up to 4,000,000 shares of Common Stock.

Unregistered Sales of Equity Securities.
None.

Issuer Purchases of Equity Securities.
None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Lateral Media is a development stage company whose mission is to build a unique combination of online publishing and performance marketing companies through asset acquisition, merger, exchange of capital stock, or other business combination with domestic or foreign businesses.

            The Company intends to operate in several sectors within online publishing and performance marketing, including the automotive sector, financial services, and professional services.  With the launch of the Recycler Publishing Network, the Company owns and maintains a portfolio of websites and domains in the automotive sectors.  The domains, including www.expertautos.com, are designed to facilitate the sales process for private parties attempting to sell their car, classic, boat, motorcycle, or heavy equipment online.  The sites are designed to distribute the sites’ inventory across the Internet in order to increase exposure for our private party advertisers.

Several factors will impact the success of our business at this time, including but not limited to, the general economy, the automotive market, our ability to generate visitors to our websites, our ability to acquire advertiser leads, our ability to manage multiple websites, and our ability to effectively sell and deliver on the value proposition to consumers.  We are also heavily reliant on marketing partnerships, both paid and unpaid, to distribute our customers’ advertisements across the Internet, and on various telemarketing strategies to contact prospective advertisers.

As Lateral Media continues, the expectation is that we will acquire and build businesses outside of the automotive sector.  At that time, we will be impacted by the aforementioned factors as well as the risk factors discussed herein, among other factors.

Results of Operations

Operations for the fiscal years ended June 30, 2009 and 2008 are not comparable because during fiscal 2008 the Company was inactive.

During the year ended June 30, 2009, the Company commenced operations, generated revenue of $529,009 and recorded cost of revenues of $470,496.

General and administrative expenses for the year ended June 30, 2009 was $1,867,738 as compared to $523,923 for the fiscal year ended June 30, 2008, an increase of $1,343,815 or 256%, resulting primarily from payroll, increased management fees and increased professional fees.

Interest expense, including amortization of loan discounts and financing costs of  $31,805, was $160,624 for the year ended June 30, 2009 as compared to interest of $18,676 for the year ended June 30, 2008, an increase of $141,948 resulting from increased borrowings.

Net loss for the year ended June 30, 2009 was $1,969,849 as compared to a loss of $542,690 for the year ended June 30, 2008. This increase of $1,427,159 is related to the Company having commenced operations.

Asset Purchase

In December 2008, we purchased a variety of internet domain names and technology software, including some relating to the automobile industry, such as AutoSuperSaver.com and LuxuryCarSpot.com, in exchange for a note and a warrant as explained in Note 5 to the financial statements.

Liquidity and Capital Resources

As of the date of the filing of this Annual Report on Form 10-K, we have generated minimal revenues from the launching of our websites.

On December 18, 2008, we repaid our outstanding loans to TCMF of $797,876 under that certain Loan Agreement, by and between the Company and TCMF (the “Loan Agreement”), including outstanding principal plus accrued interest, by issuance of 1,063,836 shares of our Common Stock.

On April 30, 2009, the Company entered into a fourth amendment to the Loan Agreement, which increased the principal amount of the loan amount to up to $1,000,000 and provided that the principal amount of the loan and accrued interest thereon are due and payable by the Company upon a sale of securities (other than a sale of shares of the Company’s Common Stock to officers, directors or employees of or consultants to the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $1,250,000.

On June 11, 2009, the Company entered into a fifth amendment to the Loan Agreement, pursuant to which the Company and TCMF agreed to (i) increase the principal amount of the Loan up to $1,250,000 and (ii) provide that the entire outstanding principal amount of the loan amount and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of Common Stock to officers, directors or employees of, or consultants to, the Company in connection with their services to the Company), to a third party or parties with proceeds to the Company of not less than $1,500,000.

On June 26, 2009, the Company entered into a Letter Agreement (the “Letter Agreement”) with TCMF pursuant to which the parties agreed to convert $350,000 of the current principle under the Loan Agreement into a convertible promissory note in the aggregate principal amount of $350,000 and a warrant to purchase 350,000 shares of the Common Stock. The warrant has a two-year term and an exercise price of $0.01 per share.

Through June 30, 2009, we borrowed $850,000 under the Loan Agreement with TCMF and in September and October 2009, we borrowed an additional $250,000 from TCMF.

On June 26, 2009, the Company issued convertible promissory notes in the amount of $700,000 (the “Notes”), including $350,000 of notes issued to TCMF (as described above).  The Notes have a two-year term and bear interest at a rate of seven percent (7%) per annum.  The entire outstanding principal plus accrued and unpaid interest under the Notes shall automatically convert into Qualified New Securities (as defined in the Notes) upon the closing of an equity financing of the Company, the gross proceeds of which, in the aggregate, equal or exceed $3,000,000 or such other amount as shall be agreed upon by the Company and the holders of the Notes, at a conversion price per share equal to the price per share at which the Qualified New Securities are sold in such financing. The Notes were issued with warrants to purchase 700,000 shares of Common Stock (the “Warrants”).  The Warrants have a two-year term and an exercise price of $0.01 per share.

As of June 30, 2009, the Company had $363,771 of cash, accounts receivable of $23,751 and $400,000 available under the Loan Agreement. Although management believes operations will generate sufficient cash if the Company’s plan of operation is successful, there can be no assurance that the cash will be sufficient to satisfy the Company’s monetary needs in the next twelve months. Therefore, we still may  require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities in order to obtain a credit facility. The sale of additional equity or debt securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt services obligations and could result in additional operating and financial covenants that could restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Website marketing revenue is recognized upon placement on the Company’s website and content design revenue is recognized when services are provided.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse.  A valuation allowance is provided when realization is not considered more likely than not.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). The new standard sets forth that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to all entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of Federal securities laws are also source for authoritative GAAP for SEC registrants.  When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

In April 2009, the FASB issued Financial Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). The statement amended and clarified SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. This statement will apply to acquisitions completed after July 1, 2009.

In April 2009, the FASB issued Staff Position No. 107-1 and APB No.28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), FSP FAS 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not believe that adoption of FSP 107-1 and APB 28-1 will have a material impact on the financial statements.

In April, 2008, the FASB issued Statement of Financial Accounting Standards Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, “Goodwill and Other Intangible Assets”. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 31, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The adoption of FSP 142-3 is not expected to have a material impact on the financial statements.

In December, 2007 the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. This statement will apply to acquisitions completed after July 1, 2009. The Company is currently assessing the effects of adoption of SFAS 141  (R ) which will be reflected in the financial statements on July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 is not expected to have a material impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2009 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2009.

Although management is working to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies, our most significant deficiencies in controls are as follows:

We do not have adequate personnel to assure that complex transactions are timely analyzed and reviewed to ensure that all information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated to allow for timely decisions regarding required disclosure.

Further, we have not completed our design of our controls in regard to recent acquisition and commencement of revenues.

We plan to resolve these deficiencies during our next fiscal year ending June 30, 2010 by designing a complete system of internal controls.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth our current directors and executive officers:

Name	Age	Position(s)
Jay Wolf	36	Director and Secretary
Charles Bentz	46	Chief Financial Officer
Michael Rose	54	Executive Vice President, Operations
Robert S. Ellin	44	Director
Barry Regenstein	52	Director
Jeffrey Schwartz	43	Director

Biographical information for our directors and executive officers are as follows:

Jay A. Wolf. Mr. Wolf has served as a director since June 25, 2007 and as the Company’s Secretary since June 15, 2007 and is one of the Managing Members of Trinad Management, LLC. Mr. Wolf is also a Managing Director of Trinad Capital Master Fund Ltd. and Secretary of Zoo Entertainment, Inc. Mr. Wolf currently sits on the boards of Mandalay Media, Inc., Zoo Entertainment, Inc., Hythiam, Inc. and Xcorporeal, Inc.  Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf is a co-founder of Trinad Capital, L.P., where he served as a managing director since its inception in 2003. Prior to founding Trinad, Mr. Wolf served as the Executive Vice–President of Corporate Development for Wolf Group Integrated Communications where he was responsible for the company's acquisition program. Prior to Wolf Group Integrated Communications, Mr. Wolf worked at Canadian Corporate Funding, a Toronto-based merchant bank, in the senior debt department, and subsequently for Trillium Growth, the Canadian Corporate Funding's venture capital fund. Mr. Wolf received his B.A from Dalhousie University.

Charles Bentz. Mr. Bentz has served as our Chief Financial Officer since June 15, 2007 and has 20 years of accounting and administrative experience and is a Certified Public Accountant.  Mr. Bentz is also Chief Financial Officer and Secretary of Noble Medical Technologies, Inc. Prior to joining to joining Trinad Management, LLC, Mr. Bentz was a Vice President and the Controller of Fletcher Asset Management; Vice President, Controller and Head of Fund Administration & Compliance of the Reserve Funds; Vice President and head of Fund Administration & Compliance of BlackRock Inc.; Vice President and Controller of HHF Acquisition Corp.; and Associate Vice President of Prudential Mutual Fund Management.  Mr. Bentz began his career at Deloitte & Touche, and holds a B.S. in Accounting from Villanova University.

Michael Rose.  Mr. Rose has served as our Executive Vice President, Operations since April 15, 2009.  From 2007 through 2009, Mr. Rose served as the Senior Vice President of Lead Operations and Reporting at Autobytel, Inc. (“Autobytel”) where he designed innovative lead tracking/reporting technologies for member dealers (patents pending) and grew wholesale lead volumes in excess of 300 percent. Under his oversight, Autobytel's outbound lead sales increased over $1 million each month while wholesale lead net expenditures were reduced by $40,000 per month and the monthly spend on unbillable retail leads was reduced by $50,000. Prior to that from 2002 to 2007, Mr. Rose served in various capacities at Autobytel, as director, senior director  and Vice President. From November 2001 to May 2002, Mr. Rose managed major product development projects for WageWorks and from April 1999 through November 2001, Mr. Rose managed product development projects for and Autoweb.com, Inc. During his tenure at Autoweb.com, Mr. Rose designed and launched the Auto Buying Channel for AOL, Lycos and Yahoo , all innovative online services that required building a nationwide data feed which facilitated cross-platform interaction by synchronizing AOL, AutoNation, PersonaLogic, Autoweb and Lycos data sets. Mr. Rose designed, implemented and managed business operations and policies in previous positions.

Robert S. Ellin. Mr. Ellin has served as a director since June 15, 2007 and until December 2, 2008 served as our Chief Executive Officer. Mr. Ellin is one of the Managing Members of Trinad Management, LLC.  Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the boards of Command Security Corporation, Zoo Entertainment, Inc., Mandalay Media, Inc. and  Intrinsic, Inc. Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc, Grand Toys, Forward Industries, Inc. and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received his B.A. from Pace University.

Barry I. Regenstein. Mr. Regenstein has served as a director since June 15, 2007.  Mr. Regenstein is also the President and Chief Financial Officer of Command Security Corporation. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the company’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Holdings Corp. and Zoo Entertainment, Inc.  Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Jeffrey Schwartz. Mr. Schwartz has served as a member of our Board of Directors since December 2, 2008. Prior to his resignation on October 7, 2009, Mr. Schwartz also served as Chairman and Chief Executive Officer of the Company. Mr. Schwartz currently serves Interim Chief Executive Officer of Atrinsic, Inc. Previously, Mr. Schwartz served as President and Chief Executive Officer of Autobytel, Inc. from December 2001 to April 2005, and as its Vice Chairman from April 2005 to April 2006, where he created a leading online automotive marketing services company, with a market capitalization exceeding $500 million, and having over 25,000 participating dealer franchises and operations in the U.S., Europe and Asia. Prior to joining Autobytel, Mr. Schwartz was President and Chief Executive Officer and a director of Autoweb.com, Inc. from November 2000 to August 2001. He previously served as Autoweb’s Vice President, Strategic Development from October 1999 to November 2000. From 1995 to October 1999, Mr. Schwartz held various positions at The Walt Disney Company, including Corporate Vice President with responsibilities in corporate alliance business development.  In 2006, Mr. Schwartz founded and was chairman of AutoCentro, an automotive retail network focused on the Hispanic market, and most recently, from June 2007 to present, Mr. Schwartz was founder and managing partner of Vertical Passion Media, LLC, a creator of web publishing and advertising properties.  Mr. Schwartz received Bachelor of Arts, Master of Arts, and Ph.D. degrees in Political Science from the University of Southern California.  Mr. Schwartz serves as a director of U.S. Auto Parts Network, Inc., a leading automotive ecommerce company listed on Nasdaq, and New Motion, Inc., a leading online marking services company also listed on Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during the fiscal year ended June 30, 2009, all filing requirements applicable to our current officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics.

Now that we are no longer a shell company, we intend to establish a code of ethics.

Committees of the Board of Directors.

Audit Committee

As of October 12, 2009, the Board of Directors had not established an audit committee. We are exempt from the listing standards for audit committees under Rule 10A-3, Listing Standards Relating to Audit Committees, as promulgated under the Exchange Act. However, for certain purposes of the rules and regulations of the SEC, our Board of Directors is deemed to be our audit committee. Our Board of Directors has determined that Barry Regenstein is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. We plan on establishing an audit committee that complies with the standards of Rule 10A-3 in the next 12 months.

Nominating Committee

The entire Board of Directors currently operates as our Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation paid during our fiscal year ended June 30, 2009 to our named executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Robert S. Ellin, Former Chief Executive Officer (1)(2)	2009	-	-	-	-	360,000	360,000
	2008	-		-	2,166	349,355	351,521

Jeffrey Schwartz Chief Executive Officer (3)	2009	139,423	-	-	-	-	139,423
	2008	-	-	-	-	-	-

Charles Bentz	2009	-	-	-	-	-	-
Chief Financial Officer	2008	-	-	-	1,083	-	1,083

Michael Rose Executive Vice President	2009	39,807		-	1,852		41,659
	2008	-	-	-	-	-	-

(1)	As of December 2, 2008, the Company hired Jeffrey Schwartz as its Chief Executive Officer.

(2)	Includes other compensation fees paid to Trinad Management, LLC as described in “ Certain Relationships and Related Party Transactions .”

(3)	Mr. Schwartz resigned as Chief Executive Officer effective as of October 7, 2009.

On December 2, 2008, the Company entered into an employment agreement with Jeffrey Schwartz, pursuant to which Mr. Schwartz became Chairman of the Board and Chief Executive Officer of the Company. Mr. Schwartz’s employment is for a term of three years at a base salary of $250,000 per year. Effective October 7, 2009, Mr. Schwartz resigned as Chairman of the Board and Chief Executive Officer of the Company.

Effective April 15, 2009, the Company entered into an employment agreement with Michael Rose, pursuant to which Mr. Rose became Executive Vice President, Operations of the Company. Mr. Rose’s employment may be terminated by the Company or Mr. Rose at any time, for any reason or for no reason.  Mr. Rose’s base salary is $200,000 per year, and he is eligible to receive certain quarterly commissions. Additionally, the Company granted Mr. Rose an option to purchase 228,596 shares of Common Stock, at an exercise price of $1.25 per share, pursuant to the 2007 Plan.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding outstanding options held by certain of our executive officers as of June 30, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Robert S. Ellin, Former Chief Executive Officer	37,500	112,500	112,500	.09	10/31/2017

Michael Rose Vice President Operations	0	228,596	228,596	1.25	4/15/2019

Charles Bentz Chief Financial Officer	12,500	37,500	37,500	.09	10/31/2017

DIRECTOR COMPENSATION

The Company did not pay compensation to its directors during the fiscal year ended June 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information contained in the Equity Compensation Plan Information table contained in Item 5 of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock on October 12, 2009 by (i) each of our executive officers and directors, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of our outstanding Common Stock, and (iii) all current executive officers and directors as a group. As of October 12, 2009, there were a total of 9,493,836 shares of our Common Stock outstanding.

	Beneficially Owned as of October 12, 2009 (2)
	Number of Shares	Percent of Class
Name and Address of Owner(1)
5% Stockholders
Trinad Capital Master Fund Ltd. (TCMF)(3)	9,009,036	91.52%
Grupo Grandioso, LLC(4)	1,800,000	15.9%
Current directors or officers:
Robert S. Ellin (5)	9,046,536	91.6%
Jay A. Wolf (6)	9,027,786	91.5%
Jeffrey Schwartz (4)	1,800,000	15.9%
Charles Bentz (7)	12,500	*
Barry Regenstein (8)	6,250	*
Michael Rose	0	*
All current directors and named executive officers as a group (six persons)	10,884,036	95.7%
* Less than one percent

(1) Except as otherwise indicated, the address of each of the following persons is c/o Lateral Media, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of October 12, 2009, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Represents 8,659,036 shares of Common Stock and 350,000 shares of Common Stock underlying a currently exercisable warrant held by TCMF. Each of Robert Ellin and Jay Wolf disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therein.

(4) Represents 1,800,000 shares of Common Stock underlying a currently exercisable warrant held by Grupo Grandioso, LLC. Jeffrey Schwartz is the managing member of Grupo Grandioso, LLC and could be deemed to indirectly and beneficially own the shares held by Grupo Grandioso, LLC. The address for Grupo Grandioso, LLC is 23679 Calabasas Road, Suite 773, Calabasas, CA 91302.

(5) Consists of 9,009,036 shares of Common Stock and a warrant held by TCMF and 37,500 shares of Common Stock underlying options.

(6) Consists of 9,009,036 shares of Common Stock and a warrant held by TCMF and 18,750 shares of Common Stock underlying options.

(7) Represents 12,500 shares of Common Stock underlying options.

(8) Represents 6,250 shares of Common Stock underlying options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 11, 2007, as amended on November 15, 2007, April 18, 2008 and August 1, 2008, the Company executed a loan agreement (“Loan Agreement”), with TCMF, a principal stockholder of the Company, whereby TCMF agreed to lend the Company up to a principal amount of $750,000. The loans under the Loan Agreement bear interest at 10%, per annum. The entire outstanding principal amount of the loans and accrued interest thereon are payable by the Company upon a sale of securities (other than a sale of shares of Common Stock to officers, directors or employees of or consultants to the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $1,000,000.  TCMF may, at its option, receive any payment of principal and interest due on the loans in the form of Common Stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of Common Stock or other securities sold or issued by the Company in such financing transaction.

$500,000 was advanced during the year ended June 30, 2008 under the Loan Agreement, and an additional $250,000 was advanced through December 31, 2008.

On December 18, 2008, the Company repaid the entire principal and accrued interest outstanding under the Loan Agreement, $750,000 and $47,876, respectively, by the issuance of 1,063,836 shares of Common Stock to TCMF.

TCMF may continue to make additional loans to the Company in accordance with the Loan Agreement.

On April 30, 2009, the Company entered into a fourth amendment to the Loan Agreement, which increased the principal amount of the Loan to up to $1,000,000 and provided that the principal amount of the loan and accrued interest thereon are due and payable by the Company upon a sale of securities (other than a sale of shares of Common Stock to officers, directors or employees of or consultants to the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $1,250,000.

On June 11, 2009, the Company entered into a fifth amendment to the Loan Agreement, pursuant to which the Company and TCMF agreed to (i) increase the principal amount of the Loan up to $1,250,000 and (ii) provide that the entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of Common Stock to officers, directors or employees of, or consultants to, the Company in connection with their services to the Company), to a third party or parties with proceeds to the Company of not less than $1,500,000.

On June 26, 2009, The Company entered into a Letter Agreement (the “Letter Agreement”) with TCMF pursuant to which the parties agreed to convert $350,000 of the current principle plus accrued but unpaid interest outstanding under the Loan Agreement into a convertible promissory note in the aggregate principal amount of $350,000 and a warrant to purchase 350,000 shares of Common Stock. The warrant has a two-year term and an exercise price of $0.01 per share.

Through June 30, 2009, we borrowed $850,000 under the Loan Agreement with TCMF and in September and October 2009, we borrowed an additional $250,000 from TCMF.

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”). Pursuant to the terms of the Management Agreement, Trinad agreed to provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Management fee expenses for the year ended June 30, 2006, 2007 and 2008 totaled $0, $0 and $180,000, respectively. The Management Agreement was terminable by either party upon written notice, subject to a termination fee of $1,000,000 upon termination by the Company. On August 1, 2008, the Company and Trinad amended the Management Agreement to provide that payment of the termination fee set forth in Section 7(b) of the Management Agreement may be satisfied by the delivery of shares of the Company’s Common Stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of Common Stock or other securities sold or issued by the Company in such financing transaction.

In addition, TCMF beneficially owns 9,009,036 shares of our Common Stock. Robert Ellin and Jay Wolf, two of our directors, are the managing members of TCMF.

Director Independence.

Our Board of Directors currently consists of four members. They are Robert Ellin, Jay Wolf, Barry Regenstein and Jeffrey Schwartz. We have determined that Mr. Regenstein is independent using the definition of independence set forth in Nasdaq Marketplace Rule 4200.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services related to the audits and reviews of our interim and annual financial statements and other audit related services for the years ended June 30, 2009 and June 30, 2008:

	2009	2008
Audit fees:(1)	$50,180	$9,475
Audit related fees:(2)	27,031	0
Tax fees:(3)	0	0
All other fees:(4)	0	0
Total	$77,211	$9,475

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

The Company’s Board of Directors pre-approved the retention of Most & Company, LLP for all audit and audit-related services during fiscal 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1
Plan and Agreement of Merger dated August 17, 2007 between the Company and Asianada, Inc., a Nevada Company (previously filed with the Commission on the Company’s DEF 14C Information Statement filed on September 5, 2007 and incorporated herein by reference).

3.1	Certificate of Incorporation (previously filed with the Commission as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed on October 15, 2007 and incorporated herein by reference).

3.2	Bylaws (previously filed with the Commission as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed on October 15, 2007 and incorporated herein by reference).

3.3
Certificate of Ownership and Merger, filed with the Secretary of State of the State of Delaware on December 4, 2008 (previously filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

4.1
Warrant, issued to Grupo Grandioso, dated as of December 2, 2008 (previously filed with the Commission as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

4.2
Form of Note, issued by the Lateral Media, Inc. on June 26, 2009 (previously filed with the Commission as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2009 and incorporated herein by reference).

4.3
 Form of Note, issued by the Lateral Media, Inc. on June 26, 2009 (previously filed with the Commission as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2009 and incorporated herein by reference).

10.1
Loan Agreement with Trinad Capital Master Fund, Ltd., dated July 11, 2007 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2007 and incorporated herein by reference).

10.2
Amendment 1 to Letter Agreement with Trinad Capital Master Fund, Ltd., dated November 15, 2007 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.3
Amendment 2 to Letter Agreement with Trinad Capital Master Fund, Ltd., dated April 18, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on April 24, 2008 and incorporated herein by reference).

10.4
Amendment 3 to Letter Agreement, by and between Asianada Inc. and Trinad Capital Master Fund, Ltd., dated August 1, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2008 and incorporated herein by reference).

10.5
Amendment 4 to the Letter Agreement, by and between Lateral Media, Inc. and Trinad Capital Master Fund, Ltd., dated as of April 30, 2009 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).

10.6
Amendment 5 to the Letter Agreement, by and between Lateral Media, Inc. and Trinad Capital Master Fund, Ltd., dated as of June 11, 2009 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2009 and incorporated herein by reference).

10.7
Letter Agreement, by and between Lateral Media, Inc. and Trinad Capital Master Fund, Ltd., dated as of December 18, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

10.8
Letter Agreement, by and between Lateral Media, Inc. and Trinad Capital Master Fund, Ltd., dated June 26, 2009 (previously filed with the Commission as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2009 and incorporated herein by reference).

10.9
Commercial Lease Agreement with Trinad Management, LLC, dated May 1, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference).

10.10
Management Agreement dated July 11, 2007 between the Registrant and Trinad Management, LLC (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2007 and incorporated herein by reference).

10.11
Amendment No. 1 to the Management Agreement, by and between Asianada, Inc. and Trinad Management, LLC, dated August 1, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008 and incorporated herein by reference).

10.12
2007 Employee, Director and Consultant Stock Plan (previously filed with the Commission as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB filed on October 15, 2007 and incorporated herein by reference).

10.13
Amended and Restated Non-Qualified Stock Option Agreement (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on November 14, 2007 and incorporated herein by reference).

10.14
Amendment to 2007 Employee, Director and Consultant Stock Plan (previously filed with the Commission as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.15
Form of Incentive Stock Option Agreement (previously filed with the Commission as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed on October 15, 2007 and incorporated herein by reference).

10.16
Asset Purchase Agreement, by and among Lateral Media, Inc., Grupo Grandioso, LLC and Jeffrey Schwartz, dated as of December 2, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.17
Promissory Note, issued to Grupo Grandioso, LLC, dated as of December 2, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.18
Employment Agreement, by and between Lateral Media, Inc. and Jeffrey Schwartz, dated as of December 2, 2008 (previously filed with the Commission as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.19
Employment Agreement, by and between Lateral Media, Inc. and Michael Rose, dated as of April 15, 2009 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2009 and incorporated herein by reference).

16.1
Letter regarding change in certifying accountant dated November 6, 2008 from Madsen & Associates, CPA’s Inc. (previously filed with the Commission as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 6, 2008 and incorporated herein by reference).

16.2
Letter regarding change in certifying accountant dated November 13, 2008 from Madsen & Associates, CPA’s Inc. (previously filed with the Commission as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 18, 2008 and incorporated herein by reference).

16.3
Letter regarding change in certifying accountant, dated July 28, 2009 from Raich Ende Malter & Co. LLP. (previously filed with the Commission as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on July 29, 2009 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer *

31.2	Certification of Principal Financial Officer *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lateral Media, Inc.

Dated: October 13, 2009	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Charles Bentz	Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	October 13, 2009
Charles Bentz

/s/ Michael Rose	Vice President, Operations	October 13, 2009
Michael Rose

/s/ Jay A. Wolf	Director and Secretary	October 13, 2009
Jay A. Wolf

/s/ Robert S. Ellin	Director	October 13, 2009
Robert S. Ellin

/s/ Barry Regenstein	Director	October 13, 2009
Barry Regenstein

/s/ Jeffrey Schwartz	Director	October 13, 2009
Jeffrey Schwartz

Lateral Media, Inc.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lateral Media, Inc.

We have audited the accompanying balance sheets of Lateral Media, Inc as of June 30, 2009 and the related statements of income, stockholders' equity and cash flows for the year ended June 30, 2009.  Lateral Media, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Lateral Media, Inc. as of June 30, 2009 and the results of its operations and its cash flows for the year ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, resulting in an accumulated deficit of $2,561,739. This issue raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Most & Company, LLP

Most & Company, LLP

New York, New York
October 11, 2009

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

Murray, Utah
September 25, 2008	/s/ Madsen & Associates, CPA’s Inc.

LATERAL MEDIA, INC.
(Formerly Asianada, Inc.)
BALANCE SHEET

	June 30, 2009	June 30, 2008

ASSETS
CURRENT ASSETS
Cash	$363,771	$85,187
Accounts receivable	23,751	-
Prepaid expenses	99,562	-
Total Current Assets	487,084	85,187

PROPERTY AND EQUIPMENT - net	78,507	-

OTHER ASSETS
Technology software, net	445,100	-
Covenant not-to-compete, net	367,670	-
Domain names	190,000	-
Deferred financing costs	8,461	-
Security deposits	5,005	-

Total Assets	$1,581,827	$85,187

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$577,793	$124,346
Related party note payable	850,000	500,000
Note payable - insurance	5,918	-
Total Current Liabilities	1,433,711	624,346

LONG-TERM LIABILITIES

Note payable	846,547	-
Convertible note payable	558,612	-
Total Long-Term Liabilities	1,405,159

Total Liabilities	2,838,870	624,346

STOCKHOLDERS' DEFICIT

Preferred Stock 5,000,000 shares authorized at par value $0.001 - none outstanding	-	-
Common stock 75,000,000 shares authorized at $0.001 par value; 9,143,836 and 8,080,000 shares issued and outstanding at June 30, 2009 and June 30, 2008, respectively	9,144	8,080
Additional paid - in capital	1,295,552	44,651
Accumulated deficit	(2,561,739)	(591,890)

Total Stockholders' Deficit	(1,257,043)	(539,159)

Total Liabilities and Stockholders' Deficit	$1,581,827	$85,187

See notes to financial statements.

LATERAL MEDIA, INC.
(Formerly Asianada, Inc.)
STATEMENT OF OPERATIONS

	Years Ended June 30,
	2009	2008

REVENUES	$529,009	$-

COST OF REVENUES	(470,496)	-

GROSS PROFIT	58,513	-

GENERAL AND ADMINISTRATIVE EXPENSES	(1,867,738)	(523,923)

INTEREST EXPENSE	(160,624)	(18,767)

NET LOSS	$(1,969,849)	$(542,690)

NET LOSS PER COMMON SHARE - basic and dilutive	$(0.23)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING - basic and diluted	8,645,436	8,080,000

See notes to financial statements.

LATERAL MEDIA, INC.
(formerly Asianada, Inc.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

			Additional
	Common Stock		Paid - In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2007	8,080,000	$8,080	$31,120	$(49,200)	$(10,000)

Stock-based compensation	-	-	13,531	-	13,531

Net loss	-	-	-	(542,690)	(542,690)

Balance June 30, 2008	8,080,000	8,080	44,651	(591,890)	(539,159)

Warrants - asset purchase agreement	-	-	294,261	-	294,261

Conversion of related party note payable and outstanding interest	1,063,836	1,064	796,812	-	797,876

Warrants - convertible notes payable, net of financing costs			140,002	-	140,002

Stock-based compensation	-	-	19,826	-	19,826

Net loss	-	-	-	(1,969,849)	(1,969,849)

Balance June 30, 2009	9,143,836	$9,144	$1,295,552	$(2,561,739)	$(1,257,043)

See notes to  financial statements.

LATERAL MEDIA, INC.
(Formerly Asianada, Inc.)
STATEMENTS OF CASH FLOWS

	FOR THE YEARS
	ENDED JUNE 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,969,849)	$(542,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	19,826	13,531
Depreciation and amortization expense	15,900	-
Amortization of discount on notes payable	31,472	-
Amortization of intangibles	107,347	-
Changes in assets and liabilities:
Prepaid expenses	(90,000)	-
Accounts receivable	(23,751)	-
Capitalization of legal fees	(10,676)	-
Accounts payable and accrued liabilities	501,323	114,346
Net cash used in operating activities	(1,418,408)	(414,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(91,121)	-
Increase in security deposit	(5,005)	-
Net cash used in investing activities	(96,126)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan payable	1,450,000	500,000
Proceeds from note payable	350,000	-
Payments of financing - insurance	(6,882)	-
Net cash provided by financing activities	1,793,118	500,000

(Decrease) increase in cash	278,584	85,187

Cash, beginning of period	85,187	-

Cash, end of period	$363,771	$85,187

Noncash Transactions:
Issuance of common stock in payment of related party loan payable and accrued interest thereon	$797,876	-

Acquisition of intangible assets (in exchange for note payable and a warrant to purchase common stock)	$1,110,117	-

See notes to  financial statements.

LATERAL MEDIA, INC.

(Formerly Asianada, Inc.)

NOTES TO FINANCIAL STATEMENTS

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

Through June 30, 2009, the Company has purchased additional domains names, software and other assets, hired employees and has expanded its operations.

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

Reclassifications

Certain amounts for prior years have been reclassified to conform to 2009 financial statement presentation.

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

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities.

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

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.

For the years ended June 30, 2009, there were 968,494 potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since it was anti-dilutive.

Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse.  A valuation allowance is provided when realization is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). The new standard sets forth that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to all entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of Federal securities laws are also source for authoritative GAAP for SEC registrants.  When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

In April 2009, the FASB issued Financial Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). The statement amended and clarified SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. This statement will apply to acquisitions completed after July 1, 2009.

 In April 2009, the FASB issued Staff Position No. 107-1 and APB No.28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), FSP FAS 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not believe that adoption of FSP 107-1 and APB 28-1 will have a material impact on the financial statements.

In April, 2008, the FASB issued Statement of Financial Accounting Standards Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, “Goodwill and Other Intangible Assets”. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 31, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The adoption of FSP 142-3 is not expected to have a material impact on the financial statements.

In December, 2007 the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. This statement will apply to acquisitions completed after July 1, 2009. The Company is currently assessing the effects of adoption of SFAS 141  (R ) which will be reflected in the financial statements on July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160  is not expected to have a material impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	GOING CONCERN

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

4.	RELATED PARTY TRANSACTIONS

Loan Agreement

On July 11, 2007, the Company entered into a loan agreement (“Loan Agreement”) ,as amended, with Trinad Capital Master Fund (“TCMF”), a principal stockholder of the Company, whereby TCMF agreed to lend the Company up to $750,000. The loans under the Loan Agreement bear interest at 10%, per annum. The entire outstanding principal amount of the loans and accrued interest thereon are payable by the Company upon a sale of securities (other than a sale of shares of the Company’s common stock to officers, directors or employees of or consultants to the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $1,0000,000.  TCMF may, at its option, receive any payment of principal and interest due on the loans in the form of common stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of common stock or other securities sold or issued by the Company in such financing transaction. Upon repayment, TCMF may continue to make additional loans to the Company in accordance with the Loan Agreement.

The Company borrowed $500,000 during the year ended June 30, 2008 and an additional $250,000 was advanced through December 31, 2008. On December 18, 2008, the Company repaid the entire principal and accrued interest outstanding under the Loan Agreement, $750,000 and $47,876, respectively, by the issuance of 1,063,836 shares of common stock to TCMF.

On April 30 and June 11, 2009, the Company entered into amendments to the Loan Agreement, which increased the principal amount of the Loan to up to $1,000,000 and $1,250,000, respectively, and provided that the principal amount of the loan and accrued interest thereon are due and payable by the Company upon a sale of securities (other than a sale of shares of the Company’s common stock to officers, directors or employees of or consultants to the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $1,250,000 and $1,500,000, respectively.

On June 26, 2009, the Company entered into a Letter Agreement (the “Letter Agreement”) with TCMF to convert $350,000 of loans under the Loan Agreement into a convertible promissory note of $350,000 and a warrant to purchase 350,000 shares of the Company’s common stock, par value $0.001, per share, (Note 7).

In September and October 2009, the Company borrowed an additional $250,000 from TCMF.

For the years ended June 30, 2009 and 2008, interest expense on the related party note payable were $64,778 and $18,767, respectively.

Management Agreement

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000, per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. The Company may terminate the Management Agreement immediately by giving written notice and payment of a termination fee of $1,000,000. The Company has paid $360,000 and $349,355 in management fees for the years ended June 30, 2009 and 2008, respectively.

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

Lease

On May 1, 2008, the Company entered into a sublease for office space with Trinad, on a month-to-month basis, with rent of $3,500 through January 2009 and increasing to $8,500 thereafter, per month.

5.	ASSET PURCHASE

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

The purchased technology software and covenant not-to-complete are being amortized over 5 years. Amortization expense for the year ended June 30, 2009 was $107,347.  As of June 30, 2009, amortization expense for each of the five succeeding years was as follows:

2010	$184,024
2011	$184,024
2012	$184,024
2013	$184,024
2014	$76,675

The domain names are not being amortized as they have an indefinite life.

The effective interest rate on the note payable is 19%, per annum. The discount on the note of $184,143 is being amortized over the term of the note and included in interest expense.

The warrants were valued using a Black-Scholes model, assuming a risk free interest rate of 5.6%, an expected term of 1 year and expected volatility of 56%.

6.	INTANGIBLE ASSETS

As of June 30, 2009, intangible assets consisted of the following:

Technology software	$503,886
Covenant not-to-compete	416,232
Domain names	190,000
1,110,118
Less: accumulated amortization	(107,347)
$1,002,771

7.	CONVERTIBLE NOTES PAYABLE

On June 26, 2009, the Company sold convertible promissory notes in the aggregate of $350,000 to an investor (together with the note issued on the same date to Trinad, the “Notes”) and warrants to purchase 350,000 shares of common stock of the Company for an aggregate purchase price of $350,000 (together with the warrant issued on the same date to Trinad, the “Warrants”).  The Notes are due in two years term, with interest at 7%, per annum. The Warrants are exercisable in two years term at $0.01, per share.

The outstanding principal and accrued interest under the Notes shall automatically convert into Qualified New Securities (as defined in the Notes) upon the closing of an equity financing of the Company, of at least $3,000,000 or such other amount as shall be agreed upon by the Company and the holders of the Notes, at a conversion price per share equal to the price per share of the Qualified New Securities.

As of June 30, 2009, the Company related party note payable was:

Note payable	$700,000

Discount (net of amortization of $782)	141,388

$558,612

For the years ended June 30, 2009, interest expense on the Notes from TCMF was $268.

The aggregate purchase price of the Notes of $700,000 has been allocated to the Notes and Warrants in the proportion to their fair values under SFAS 157, “Fair Value Measurements”, utilizing the services of an independent valuation specialist to assist with the determination of fair value, as follows:

Notes	$557,830
Warrants	142,170
$700,000

The amount allocated to the Warrants has been recorded a discount to the Notes and is being amortized over the term of the notes.

Financing expenses of $10,676 have been allocated in the same proportion. The amount allocated to the Notes has been recorded as deferred financing expenses and is being amortized over the term of the Note and the amount allocated to the Warrants has been record as additional paid-in capital.

The warrants were valued using a Black-Scholes model, assuming a risk free interest rate of  5.6%, an expected term of 1 year and expected volatility of 75%.

The effective rate of interest on the Notes is 27%, per annum.

In July 2009, Warrants to purchase 350,000 shares of common  stock were exercised, at $1.00, per share.

8.	EMPLOYMENT AGREEMENTS

On December 2, 2008, the Company entered into an employment agreement with its chairman of the board of directors and chief executive officer for a term of three years. The Agreement provides for a base salary of $250,000, per year, and a bonus on terms and conditions pursuant to the discretion of the board of directors of the Company, prior to February 15 of each calendar year during which the chief executive officer remains employed by the Company. Effective October 7, 2009, Mr. Schwartz terminated the employment agreement and resigned as Chairman of the Board of Directors and Chief Executive Officer.

Effective as of April 15, 2009, the Company entered into an employment agreement with an executive vice president of operations of the Company, at an annual base salary of $200,000, plus quarterly commissions.  Additionally, the Company granted an option under the 2007 Plan (as defined below) to purchase 228,596 shares of the Company’s common stock, exercisable at $1.25, per share, with a fair value of $1,852. The options were valued using a Black-Scholes model, assuming a risk free interest rate of 5.6%, an expected term of 1 year and expected volatility of 75%.

9.	INCOME TAXES

 The Company anticipates filing income tax returns for the years ended June 30, 2009 and 2008 with no significant income tax expenses as a result of these filings.

As of June 30, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

As of June 30, 2009, the Company has net operating loss carryforwards of approximately $2,005,000 to reduce future Federal and state taxable income through 2029.

As of June 30, 2009, realization of the Company’s deferred tax assets of $998,000 wase not considered more likely than not and, accordingly, a valuation allowance of $998,000 has been provided.

As of June 30, 2009 and 2008, components of deferred tax assets were as follows:

	2009	2008
Stock based compensation	$(13,000)	$(5,000)
Amortization	(34,000)	-
Net operating loss	1,045,000	222,000
	998,000	217,000

Allowance	(998,000)	(217,000)

	-	-

For the years ended June 30, 2009 and 2008, deferred income tax expense consisted of the following:

	2009	2008
Stock based compensation	$(8,000)	$(5,000)
Amortization	(34,000)	-
Net operating loss	802,000	222,000
	760,000	217,000

Valuation allowance	(760,000)	(217,000)

	-	-

For the years ended June 30, 2009 and 2008, the following is a reconciliation of the expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2009	2008
Tax benefit at Federal statutory	33%	33%
State and local income taxes, net of
Federal income tax benefit	6%	6%
Change in valuation allowance	(39)%	(39)%
Total	NONE	NONE

10.	2007 EMPLOYEE DIRECTOR AND CONSULTANT STOCK PLAN

On September 27, 2007, the Company implemented the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”), under which directors, certain employees and consultants received stock options and other equity-based awards. The shareholders of the Company approved the 2007 Plan on August 17, 2007. Stock options under the 2007 Plan are generally granted with an exercise price equal to 100% of the market value of a share of Common Stock on the date of the grant, have 10 year terms and vest within one to four years from the date of the grant. Subject to customary anti-dilution adjustments and certain exceptions, the Company may issue options and other equity-based awards up to 1,000,000 shares of common stock of the Company under the 2007 Plan.

On December 2, 2008, the Company amended the 2007 Plan to increase the number of shares of common stock that may be issued under the 2007 Plan from 1,000,000 to 4,000,000 shares.

On October 31, 2007, the Company entered into non-qualified stock option agreements with certain of its employees, directors, officers and consultants (“Eligible Participants”) pursuant to its 2007 Plan, whereby the Company issued options to purchase an aggregate of 450,000 shares of its Common Stock, valued at $38,970 (“Options”). The Options were issued in connection with services provided to the Company by the Eligible Participants. The Options are exercisable through October 31, 2011 at $0.09, per share, with one quarter of the Options granted vesting on October 31, 2008 and an additional one-fourth of the total Options vesting annually thereafter. The options were valued using a Black-Scholes model, assuming a risk free interest rate of 4.98%, an expected term of 4 years and expected volatility of 203.6%.

The Options are being amortized to expense over the vesting period. Stock based compensation was  $19,826 and $13,531 for years ended June 30, 2009 and 2008, respectively.

The following table presents a summary of the Company's stock option activity for the year ended June 30, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding, July 1, 2007	-	-	-	-
Granted	450,000	0.09		0.086
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, June 30, 2008	450,000	0.09		0.086	3.34

Granted	228,596	1.25	—	0.008
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2009	678,596	0.481	-	0.060	4.85

Vested	112,500
Unvested	566,096
Exercisable, June 30, 2009	112,500

As of June 30, 2009, there was approximately $9,315 of total unrecognized compensation expense related to unvested stock options granted under the Company's share-based compensation plan.

11.	RESERVED SHARES

As of June 30, 2009, the Company has reserved shares of common stock, as follows:

Options under Plan	4,000,000
Warrants under the convertible notes	700,000
Warrants under the asset purchase agreement	1,800,000

6,500,000

12.         On March 1, 2009, the Company entered into a lease for office space for a term of six months and has a right to renew for an additional six months.  The lease is payable in monthly installments of $3,718.

13.	ADOPTION OF ACCOUNTING POLICIES

Effective July 1, 2008, the Company adopted both SFAS 157 and SFAS 159 without any effect.

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements.  A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset of liability.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“SFAS 159”), permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

 In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for; and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events through October 11, 2009, which the date the financial statements were issued.