Form 10-Q
period 2009-09-30
Lateral Media, Inc.
filed 2009-11-16
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __ to __

Commission File Number 333-136806

LATERAL MEDIA, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	98-0539032
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2121 Avenue of the Stars Suite 2550 Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2009, the Company had 9,493,836 shares of common stock par value $0.001 per share issued and outstanding.

LATERAL MEDIA, INC.

Table of Contents

ITEM 1. FINANCIAL STATEMENTS

LATERAL MEDIA INC.

BALANCE SHEET

	September 30, 2009	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$46,357	$363,771
Accounts receivable	6,943	23,751
Prepaid expenses	95,333	99,562

Total Current Assets	148,633	487,084

PROPERTY AND EQUIPMENT - net	60,541	78,507

OTHER ASSETS
Technology software, net	419,905	445,100
Covenant not-to-compete, net	346,860	367,670
Domain names	208,069	190,000
Deferred financing costs	7,357	8,461
Security deposits	5,005	5,005

Total Other Assets	987,196	1,016,236

Total Assets	$1,196,370	$1,581,827

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$619,664	$577,793
Related party loan payable	1,060,000	850,000
Note payable - insurance	1,422	5,918

Total Current Liabilities	1,681,086	1,433,711

LONG-TERM LIABILITIES
Note payable	861,892	846,547
Convertible note payable	576,552	558,612

Total Long-Term Liabilities	1,438,444	1,405,159

Total Liabilities	3,119,530	2,838,870

STOCKHOLDERS' DEFICIT
Preferred Stock 5,000,000 shares authorized at par value $0.001 - none outstanding	-	-
Common stock 75,000,000 shares authorized at $0.001 par value; 9,493,836 and 9,143,836 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	9,494	9,144
Additional paid - in capital	1,300,892	1,295,552
Accumulated deficit	(3,233,546)	(2,561,739)

Total Stockholders' Deficit	(1,923,160)	(1,257,043)

Total Liabilities and Stockholders' Deficit	$1,196,370	$1,581,827

See notes to unaudited financial statements.

LATERAL MEDIA, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2009	2008

REVENUES	$244,284	$-

COST OF REVENUES	(196,612)	-

GROSS PROFIT	47,672	-

GENERAL AND ADMINISTRATIVE EXPENSES	(657,030)	(172,058)

INTEREST EXPENSE AND AMORTIZATION OF DISCOUNTS AND DEFERRED FINANCING COSTS	(62,449)	(14,085)

NET LOSS	$(671,807)	$(186,143)

NET LOSS PER COMMON SHARE -Basic and Diluted	$(0.07)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted	9,456,336	8,080,000

See notes to unaudited financial statements.

LATERAL MEDIA, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(671,807)	$(186,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,190	5,073
Depreciation expense	5,560	-
Amortization of discount on notes payable	33,285	-
Amortization of intangibles	46,005	-
Changes in assets and liabilities:
Prepaid expenses	4,229	-
Accounts receivable	16,808	-
Amortization of deferred financing costs	1,104	-
Accounts payable and accrued liabilities	41,872	37,321
Net cash used in operating activities	(520,754)	(143,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,595)	-
Purchase of intangible assets	(69)	-
Net cash used for investing activities	(5,664)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan payable	210,000	100,000
Proceeds from exercise of warrants	3,500	-
Payments of note payable - insurance	(4,496)	-
Net cash provided by financing activities	209,004	100,000

Decrease in cash	(317,414)	(43,749)

Cash, beginning of period	363,771	85,187

Cash, end of period	$46,357	$41,438

See notes to unaudited financial statements.

LATERAL MEDIA, INC.
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

On December 2, 2008, the Company commenced nominal operations and, on January 12, 2009, launched The Recycler Publishing Network, websites designed to assist sellers of cars, boats, RVs and motorcycles to market their products using the internet and was no longer a development stage company.

In January 2009, the Company purchased additional domains names, software and other assets, hired employees and has expanded its operations.

The Company also creates and markets content for websites, using content designed to optimize visitors through search engine optimization.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations set forth in Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of Lateral Media, Inc. together with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 2009. Interim results are not necessarily indicative of the results for a full year.

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

The Company’s policy is to classify income tax assessments, if any, as interest in interest expense and penalties in general and administrative expenses.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after September 30, 2009 through November 13, 2009, the date these financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need disclosure.  No recognizable events were identified. See Note 10 for non-recognizable events identified for disclosure.

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

4.            RELATED PARTY TRANSACTIONS

Loan Agreement

On July 11, 2007, the Company entered into a loan agreement (“Loan Agreement”), as amended, with Trinad Capital Master Fund (“TCMF”), a principal stockholder of the Company, whereby TCMF agreed to lend the Company up to $750,000. The loans under the Loan Agreement bear interest at 10%, per annum. The entire outstanding principal amount of the loans and accrued interest thereon are payable by the Company upon a sale of securities (other than a sale of shares of the Company’s common stock to officers, directors or employees of or consultants to the Company in connection with their provision of services to the Company) to a third party or parties with proceeds to the Company of not less than $1,000,000. TCMF may, at its option, receive any payment of principal and interest due on the loans in the form of common stock or other securities that may be issued by the Company in the event the Company consummates a financing in connection with a change of control or similar transaction involving the Company, calculated based on the value of the shares of common stock or other securities sold or issued by the Company in such financing transaction. Upon repayment, TCMF may continue to make additional loans to the Company in accordance with the Loan Agreement.

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

During the three months ended September 30, 2009, the Company borrowed an additional $210,000 from TCMF.

On June 26, 2009, the Company entered into a Letter Agreement (the “Letter Agreement”) with TCMF to convert $350,000 of loans under the Loan Agreement into a convertible promissory note of $350,000 and a warrant to purchase 350,000 shares of the Company’s common stock, par value $0.001, per share, (Note 7).

In October and November 2009, the Company borrowed an additional $140,000 from TCMF.

 Management Agreement

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000, per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. The Company may terminate the Management Agreement immediately by giving written notice and payment of a termination fee of $1,000,000. The Company has paid $90,000 and $90,000 in management fees for the three months ended September 30, 2009 and 2008, respectively.

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

5.            ASSET PURCHASE

On December 2, 2008, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with an entity owned by the Company’s former Chairman of the Board of Directors and former Chief Executive Officer to purchase a variety of internet domain names and technology software, including some relating to the automobile industry, such as RecyclerClassics.com and ExpertAutos.com, in exchange for a warrant to purchase 1,800,000 shares of the Company’s common stock, exercisable at $1.25, per share, over five years, and an unsecured contingent promissory note of $1,000,000. The Purchase Agreement also provides for an agreement not-to-compete for an aggregate period of five years.

The Company is currently resolving the status of the warrant to purchase the 1.800.000 shares of common stock and the agreement not-to-complete.

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

The purchased technology software and covenant not-to-complete are being amortized over 5 years. Amortization expense for the three months ended September 30, 2009 was $46,005.  As of September 30, 2009, amortization expense for each of the five succeeding years was as follows:

2010	$184,024
2011	$184,024
2012	$184,024
2013	$184,024
2014	$30,669

The domain names are not being amortized as they have an indefinite life.

In connection with the asset purchase, the Company has been utilizing merchant credit card accounts of a subsidiary of the seller. Adjustments for uncollected amounts from these accounts, for periods immediately after the asset purchase, of $13,187 have been charged against accrued interest payable to the seller.

6.            INTANGIBLE ASSETS

       As of September 30, 2009, intangible assets consisted of the following:

Technology software	$503,886
Covenant not-to-compete	416,232
Domain names	208,069

1,128,187

Less: accumulated amortization	(153,353)

$974,834

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

As of September 30, 2009, the convertible notes payable was:

Note payable	$700,000

Discount (net of amortization of $18,722)	123,448

$576,552

The aggregate purchase price of the Notes of $700,000 has been allocated to the Notes and Warrants in the proportion to their fair values under SFAS 157, “Fair Value Measurements”, utilizing the services of an independent valuation specialist to assist with the determination of fair value, as follows:

Notes	$557,830
Warrants	142,170

$700,000

The amount allocated to the Warrants has been recorded as a discount to the Notes and is being amortized over the term of the notes.

Financing expenses of $10,676 have been allocated in the same proportion. The amount allocated to the Notes has been recorded as deferred financing costs and is being amortized over the term of the Note and the amount allocated to the Warrants has been record as additional paid-in capital.

The warrants were valued using a Black-Scholes model, assuming a risk free interest rate of  5.6%, an expected term of 1 year and expected volatility of 75%.

       The effective rate of interest on the Notes is 27%, per annum.

       In July 2009, Warrants to purchase 350,000 shares of common stock were exercised, at $0.01, per share.

 8.           INCOME TAXES

As of September 30, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

 9.           ADOPTION OF ACCOUNTING POLICIES

During the quarter ended September 30, 2009, the Company adopted the following accounting pronouncements without a material impact on the financial statements.

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU No. 2009-08, "Earnings Per Share - Amendments to Section 260-10-S99".  This Codification Update represents technical corrections to Topic 260-10-S99, "Earnings Per Share", based on EITF Topic D-53, "Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock" and EITF Topic D-42, "The Effect of the Calculation of Earnings Per Share For the Redemption or Induced Conversion of Preferred Stock". The Codification Update provides guidance regarding the definition of redemptions and conversions of equity-classified preferred stock instruments in relation to the calculation of earnings per share.

In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value".  This ASU amends the "Fair Value Measurements and Disclosures" Topic of the Codification to provide further guidance on how to measure the fair value of a liability.  AUS No. 2009-05 is effective for the first reporting period beginning after issuance.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  FAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.

 In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption.

Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies.  SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

Financial Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, amended and clarified SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

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

FASB No. 160. “Non-controlling Interest in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”), establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests).  SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  SFAS 160 also requires reporting any non-controlling interests as a separate component of stockholders’ equity and presenting any net income allocable to non-controlling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income.

10.          SUBSEQUENT EVENTS

On October 7, 2009, the chief executive officer of the Company terminated his employment agreement with the Company and the Company is currently resolving the status of the employment agreement.

On October 23, 2009, the Company furloughed the Company’s executive vice president, operations, through January 29, 2010.  His stock options will remain outstanding. If not re-employed by February 1, 2010, the Company will terminate his employment and will pay severance equal to six months of his base salary and all unvested stock options will be forfeited.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

On October 7, 2009, Jeffrey Schwartz, former Chairman and Chief Executive Officer of the Company resigned as Chief Executive Officer and Chairman of the Board of Directors. The Company plans to fill the position of Chief Executive Officer. On November 16, 2009, the Board of Directors appointed Robert S. Ellin as Chairman of the Board of Directors.  On October 23, 2009, the Company provided notice to Michael Rose, the Company’s Executive Vice President, Operations, that the Company currently does not have sufficient work in the near term to justify continuing his employment, and as such, that it is necessary to furlough him from his active employment status, effective immediately.

Results of Operations

Operations for the three months ended September 30, 2009 and 2008 are not comparable because during the three months ended September 30, 2008 the Company was inactive.

During the three months ended September 30, 2009, the Company generated revenue of $244,284 and recorded cost of revenues of $196,612.

General and administrative expenses for the three months ended September 30, 2009 was $657,030 as compared to $172,058 for the three months ended September 30, 2008, an increase of $484,972 or 282%, resulting primarily from payroll, increased management fees and increased professional fees.

Interest expense, including amortization of loan discounts and financing costs of  $34,389, was $62,449 for three months ended September 30, 2009 as compared to interest of $14,085 for the three months ended September 30, 2008, an increase of $48,364 resulting from increased borrowings.

Net loss for the three months ended September 30, 2009 was $671,807 as compared to a loss of $186,143 for the three months ended September 30, 2008. This increase of $485,664 is related to the Company having commenced operations.

Asset Purchase

In December 2008, we purchased a variety of internet domain names and technology software, including some relating to the automobile industry, such as AutoSuperSaver.com and LuxuryCarSpot.com , in exchange for a note and a warrant as explained in Note 5 to the financial statements.

Liquidity and Capital Resources

As of the date of the filing we have generated minimal revenues from the launching of our websites.

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

On June 26, 2009, the Company entered into a Letter Agreement (the “Letter Agreement”) with TCMF pursuant to which the parties agreed to convert $350,000 of the current principal under the Loan Agreement into a convertible promissory note in the aggregate principal amount of $350,000 and a warrant to purchase 350,000 shares of the Common Stock. The warrant has a two-year term and an exercise price of $0.01 per share.

As of September 30, 2009, the balance under the Loan Agreement with TCMF was $1,060,000 and in October and November 2009, we borrowed an additional $140,000 from TCMF.

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

As of September 30, 2009, the Company had $46,357 of cash, accounts receivable of $6,943 and $190,000 available under the Loan Agreement. The Company's plan of operation, even if successful, may not result in cash flow sufficient to finance and expand its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, we still may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities in order to obtain a credit facility. The sale of additional equity or debt securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt services obligations and could result in additional operating and financial covenants that could restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as we are a smaller reporting company.

ITEM 4(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.  The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. We are working to remedy our deficiency.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable as we are a smaller reporting company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

On November 16, 2009, the Board of Directors of the Company appointed Robert S. Ellin to act in the capacity as the Principal Executive Officer of the Company and he will also be the Chairman of the Board of Directors and as Principal Executive Officer.

            Mr. Ellin has served as a director since June 15, 2007 and until December 2, 2008 served as our Chief Executive Officer. Mr. Ellin is one of the Managing Members of Trinad Management, LLC.  Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the boards of Command Security Corporation, Zoo Entertainment, Inc., Mandalay Media, Inc. and  Atrinsic, Inc. Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc, Grand Toys, Forward Industries, Inc. and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received his B.A. from Pace University.

           There are no arrangements or understandings between Mr. Ellin and any other person pursuant to which he was appointed as Chairman of the Board of Directors. Mr. Ellin has  previously served as a director of the Company and as Chief Executive Officer of the Company. Mr. Ellin does not have family relations with any directors or executive officers of the Company. Other than as set forth in Item 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, there are no transactions to which the Company is a party and in which Mr. Ellin has a material interest that are required to be disclosed under Item 404(a), as modified by Item 404(d)(1) of Regulation S-K.

ITEM 6.    EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman of the Board of Directors and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATERAL MEDIA, INC. (Registrant)

Date: November 16, 2009	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chairman of the Board of Directors (Authorized Officer, Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer (Authorized Officer, Principal Executive Officer and Principal Financial Officer)