Form 10-Q
period 2009-12-31
Lateral Media, Inc.
filed 2010-02-17
CIK 1373479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2009

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

As of February 12, 2010, the Company had 9,493,836 shares of common stock par value $0.001 per share issued and outstanding.

LATERAL MEDIA, INC.

ITEM 1. FINANCIAL STATEMENTS

LATERAL MEDIA INC.

BALANCE SHEET

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$62,095	$363,771
Accounts receivable	7,154	23,751
Prepaid expenses	9,833	99,562

Total Current Assets	79,082	487,084

PROPERTY AND EQUIPMENT - net	-	78,507

OTHER ASSETS
Technology software, net	-	445,100
Covenant not-to-compete, net	-	367,670
Domain names	-	190,000
Deferred financing costs	6,253	8,461
Security deposits	5,005	5,005

Total Other Assets	11,258	1,016,236

Total Assets	$90,340	$1,581,827

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$745,251	$577,793
Related party loan payable	1,375,000	850,000
Note payable - insurance	-	5,918

Total Current Liabilities	2,120,251	1,433,711

LONG-TERM LIABILITIES
Note payable	877,237	846,547
Convertible note payable	594,492	558,612

Total Long-Term Liabilities	1,471,729	1,405,159

Total Liabilities	3,591,980	2,838,870

STOCKHOLDERS' DEFICIT
Preferred Stock 5,000,000 shares authorized at par value $0.001 - none outstanding	-	-
Common stock 75,000,000 shares authorized at $0.001 par value; 9,493,836 and 9,143,836 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	9,494	9,144
Additional paid - in capital	1,302,272	1,295,552
Accumulated deficit	(4,813,406)	(2,561,739)

Total Stockholders' Deficit	(3,501,640)	(1,257,043)

Total Liabilities and Stockholders' Deficit	$90,340	$1,581,827

See notes to unaudited financial statements.

LATERAL MEDIA, INC.

STATEMENT OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

REVENUES	$176,500	$-	$420,784	$-

COST OF REVENUES	(179,742)	-	(376,354)	-

GROSS PROFIT	(3,242)	-	44,430	-

GENERAL AND ADMINISTRATIVE EXPENSES	(493,190)	(368,994)	(1,150,220)	(541,052)

WRITE-OFF OF INTANGIBLE AND FIXED ASSETS	(982,644)	-	(982,644)	-

INTEREST EXPENSE AND AMORTIZATION OF DISCOUNTS
AND DEFERRED FINANCING COSTS	(100,784)	(19,956)	(163,233)	(34,041)

NET LOSS	$(1,579,860)	$(388,950)	$(2,251,667)	$(575,093)

NET LOSS PER COMMON SHARE -Basic and Diluted	$(0.17)	$(0.05)	$(0.24)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted	9,493,836	8,231,977	9,475,086	8,155,573

See notes to unaudited financial statements.

LATERAL MEDIA, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,251,667)	$(575,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off off intangible and fixed assets	982,644	-
Stock based compensation	3,570	13,598
Depreciation expense	12,286	-
Amortization of discount on notes payable	66,570	-
Amortization of intangibles	92,010	14,864
Amortization of deferred financing costs	2,208	-
Changes in assets and liabilities:
Prepaid expenses	89,729	-
Accounts receivable	16,597	-
Accounts payable and accrued liabilities	167,459	216,138
Net cash used in operating activities	(818,594)	(330,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,595)	-
Purchase of intangible assets	(69)	-
Net cash used for investing activities	(5,664)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan payable	525,000	250,000
Proceeds from exercise of warrants	3,500	-
Payments of note payable - insurance	(5,918)	-
Net cash provided by financing activities	522,582	250,000

Decrease in cash	(301,676)	(80,493)

Cash, beginning of period	363,771	85,187

Cash, end of period	$62,095	$4,694

Non-Cash Transactions
Acquisition of assets (in exchange for issuance
of note payable and a warrant to purchase
common stock)		$1,110,118

Issuance of common stock in payment of related
party loan payable and accrued interest thereon		$797,876

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

In January 2009, the Company purchased additional domains names, software and other assets, hired employees and had expanded its operations.

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

Intangible Assets

Intangible assets were recorded at fair value and, if they had a definitive life, were being amortized. The carrying values of the intangible assets were evaluated by management for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets were evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have been definitive and the Company would have commenced amortization over such useful life.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities.

Property and Equipment

Property and equipment were recorded at cost and depreciated over their estimated useful lives using the straight-line method.

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

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after December 31, 2009 through February 15, 2010, the date these financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need disclosure.  No recognizable events were identified. See Notes 4 and 9 for non-recognizable events identified for disclosure.

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

During the six months ended December 31, 2009, the Company borrowed an additional $190,000 under the Loan Agreement from TCMF.

On June 26, 2009, the Company entered into a Letter Agreement (the “Letter Agreement”) with TCMF to convert $350,000 of loans under the Loan Agreement into a convertible promissory note of $350,000 and a warrant to purchase 350,000 shares of the Company’s common stock, par value $0.001, per share, (Note 7).

In December 2009, the Company borrowed $20,000 from TCMF and repaid the $20,000 within the same month.

On December 29, 2009, the Company issued to TCMF a promissory note (the “Note”) in the principal amount of $200,000.  The Note is payable in full on March 1, 2010, and bears interest at a rate of 6% per annum.  If any amount due under the Note is not paid in full within ten days of the due date, interest on the unpaid principal balance shall continue to accrue and shall thereafter be increased to a rate equal to 8% per annum.  The Company had borrowings outstanding of $125,000 under the Note as of December 31, 2009.

In January 2010, the Company borrowed an additional $35,000 from TCMF under the Note.

Management Agreement

On July 11, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000, per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. The Company may terminate the Management Agreement immediately by giving written notice and payment of a termination fee of $1,000,000. The Company has paid $180,000 and $180,000 in management fees for the six months ended December 31, 2009 and 2008, respectively.

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

The payment of the Management fee for the quarter ending March 31, 2010 has been deferred.

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

The Company is currently resolving the status of the warrant to purchase the 1,800,000 shares of common stock and the agreement not-to-complete.

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

The purchased technology software and covenant not-to-complete were being amortized over 5 years. Amortization expense for the six months ended December 31, 2009 was $46,006.

The domain names were not being amortized as they have an indefinite life.

In connection with the asset purchase, the Company has been utilizing merchant credit card accounts of a subsidiary of the seller. Adjustments for uncollected amounts from these accounts, for periods immediately after the asset purchase, of $13,187 have been charged against accrued interest payable to the seller.

6.	WRITE-OFF OF INTANGIBLE AND FIXED ASSETS

As of December 31, 2009, management has evaluated its intangible and fixed assets for impairment and determined that the carrying value was substantially in excess of its fair value and, as such, the Company has written-off all of the intangible and the fixed assets related to its automotive website business. The decision to write-off the assets was based on the departure of the principal operating officer and the Company’s uncertainty as to future operations.

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

As of December 31, 2009, the convertible notes payable was:

Note payable	$700,000

Discount (net of amortization of $36,662)	105,508

$594,492

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

The warrants were valued using a Black-Scholes model, assuming a risk free interest rate of  5.6%, an expected term of one year and expected volatility of 75%.

The effective rate of interest on the Notes is 27%, per annum.

In July 2009, Warrants to purchase 350,000 shares of common stock were exercised, at $0.01, per share.

8.	INCOME TAXES

As of December 31, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

9.	EMPLOYMENT MATTERS

On October 7, 2009, the chief executive officer of the Company resigned from the Company.

On October 23, 2009, the Company furloughed the Company's executive vice president, operations, through January 29, 2010.  His stock options will remain outstanding.  If not re-employed by February 1, 2010, the Company will terminate his employment and will pay severance equal to six months of his base salary and all unvested stock options will be forfeited. As of February 16, 2010, the former  executive vice president has not been re-employed. The Company is currently resolving his stock options and severance.

10.	ADOPTION OF ACCOUNTING POLICIES

During the six months ended December 31, 2009, the Company adopted the following accounting pronouncements without a material impact on the financial statements.

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

In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value".  This ASU amends the "Fair Value Measurements and Disclosures" Topic of the Codification to provide further guidance on how to measure the fair value of a liability.  ASU No. 2009-05 is effective for the first reporting period beginning after issuance.

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

Overview

Lateral Media’s mission was to build a unique combination of online publishing and performance marketing companies through asset acquisition, merger, exchange of capital stock, or other business combination with domestic or foreign businesses.

The Company intended to operate in several sectors within online publishing and performance marketing, including the automotive sector, financial services, and professional services.  With the launch of the Recycler Publishing Network, the Company owns and maintains a portfolio of websites and domains in the automotive sectors.  The domains, including www.expertautos.com , are designed to facilitate the sales process for private parties attempting to sell their car, classic, boat, motorcycle, or heavy equipment online.  The sites are designed to distribute the sites’ inventory across the Internet in order to increase exposure for our private party advertisers.

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

Lateral Media plans were to acquire and build businesses outside of the automotive sector.  At that time, we will be impacted by the aforementioned factors as well as the risk factors discussed herein, among other factors.

On October 7, 2009, Jeffrey Schwartz, former Chairman and Chief Executive Officer of the Company resigned as Chief Executive Officer and Chairman of the Board of Directors.   The Company had plans to fill the position of Chief Executive Officer. On November 16, 2009, the Board of Directors appointed Robert S. Ellin as Chairman of the Board of Directors.  On October 23, 2009, the Company provided notice to Michael Rose, the Company’s Executive Vice President, Operations, that the Company currently does not have sufficient work in the near term to justify continuing his employment, and as such, that it is necessary to furlough him from his active employment status, effective immediately.

On December 4, 2009, Jay A. Wolf resigned from the Board of Directors and as Secretary of the Company and on December 16, 2009, Barry Regenstein resigned from the Board of Directors of the Company.  On December 29, 2009, the Board of Directors appointed Jay Krigsman as a director of the Company, to fill the existing vacancy on the Board of Directors.

As of December 31, 2009, management has evaluated its intangible and fixed assets for impairment and determined that the carrying value was substantially in excess of its fair value and, as such, the Company has written-off all of the intangible and the fixed assets related to its automotive website business. The decision to write-off the assets was based on the departure of the principal operating officer and the Company’s uncertainty as to future operations. As a result of the winding down of our auto leads business, currently, our operations focus on web page content.

Results of Operations

Operations for the six months ended December 31, 2009 and 2008 are not comparable because during the six months ended December 31, 2008 the Company was inactive.

During the six months ended December 31, 2009, the Company generated revenue of $420,784 and recorded cost of revenues of $376,354.

General and administrative expenses for the six months ended December 31, 2009 was $1,150,220 as compared to $541,052 for the six months ended December 31, 2008, an increase of $609,168 or 113%, resulting primarily from payroll, increased management fees and increased professional fees, related to the commencement of operations in 2009.

Interest expense, including amortization of loan discounts and financing costs of  $68,778, was $163,233 for the six months ended December 31, 2009 as compared to interest of $34,041 for the six months ended December 31, 2008, an increase of $129,192 resulting from increased borrowings.

Net loss for the six months ended December 31, 2009 was $2,251,667 as compared to a loss of $575,093 for the six months ended December 31, 2008. This increase of $1,676,574 primarily consists of the write-off of intangible and fixed assets as of December 31, 2009 of $982,644 and to the Company having commenced operations.

Operations for the three months ended December 31, 2009 and 2008 are not comparable because during the three months ended December 31, 2008 the Company was inactive.

During the three months ended December 31, 2009, the Company generated revenue of $176,500 and recorded cost of revenues of $179,742.

General and administrative expenses for the three months ended December 31, 2009 was $493,190 as compared to $368,994 for the three months ended December 31, 2008, an increase of $124,196 or 34%, resulting primarily from payroll, increased management fees and increased professional fees,  related to the commencement of operations in 2009.

Net loss for the three months ended December 31, 2009 was $1,579,860 as compared to a loss of $388,950 for the three months ended December 31, 2008. This increase of $1,190,910 primarily consists of the write-off of intangible and fixed assets as of December 31, 2009 of $982,644 and to the Company having commenced operations.

 On December 2, 2008, we purchased a variety of internet domain names and technology software, including some relating to the automobile industry, such as AutoSuperSaver.com and LuxuryCarSpot.com, in exchange for a warrant to purchase 1,800,000 shares of the Company’s common stock, exercisable at $1.25 per share over five years, and an unsecured contingent promissory note in the amount of $1,000,000. The purchase agreement also provides for an agreement not to compete for an aggregate five years. The Company is currently resolving the status of the warrant to purchase the 1,800,000 shares of common stock and the agreement not-to-complete. The shares of common stock underlying the warrant are subject to a two year lock-up period, commencing upon issuance of the shares underlying the warrant. The note bears interest at 6%, per annum, and is payable in 36 equal monthly installments contingent upon sufficient cash flow of the Company during each monthly period, as defined in the note. If there is not sufficient working capital during any such monthly period, any principal and interest otherwise payable pursuant to the note shall be deferred and, on the final due date, any outstanding deferred payments shall be cancelled and the note and interest thereon shall be deemed to be paid-in full.

As of December 31, 2009, management has evaluated its intangible and fixed assets for impairment and determined that the carrying value was substantially in excess of its fair value and, as such, the Company has written-off all of the intangible and the fixed assets related to its automotive website business. The decision to write-off the assets was based on the departure of the principal operating officer and the Company’s uncertainty as to future operations. As a result of the winding down of our auto leads business, currently, our operations focus on web page content.

Liquidity and Capital Resources

As of the date of the filing we have generated minimal revenues from the launching of our websites.

On December 18, 2008, we repaid our outstanding loans to TCMF of $797,876 under that certain Loan Agreement, by and between the Company and TCMF (the “Loan Agreement”), including outstanding principal plus accrued interest, by issuance of 1,063,836 shares of Common Stock.

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

On June 26, 2009, the Company entered into a Letter Agreement (the “Letter Agreement”) with TCMF pursuant to which the parties agreed to convert $350,000 of the current principal under the Loan Agreement into a convertible promissory note in the aggregate principal amount of $350,000 and a warrant to purchase 350,000 shares of the Company’s common stock. On June 26, 2009, the Company also issued a convertible promissory note in the amount of $350,000 (together with the note issued to TCMF, the “Notes”) and a warrant to purchase 350,000 shares of the Company’s common stock (together with the warrant issued to TCMF, the “Warrants”), to a certain investor.  The Notes have a two-year term and bear interest at a rate of seven percent (7%) per annum.  The entire outstanding principal plus accrued and unpaid interest under the Notes shall automatically convert into Qualified New Securities (as defined in the Notes) upon the closing of an equity financing of the Company, the gross proceeds of which, in the aggregate, equal or exceed $3,000,000 or such other amount as shall be agreed upon by the Company and the holders of the Notes, at a conversion price per share equal to the price per share at which the Qualified New Securities are sold in such financing. The Warrants have a two-year term and an exercise price of $0.01 per share.

During the six months ended December 31, 2009, the Company borrowed an additional $190,000 under the Loan Agreement from TCMF.

On December 29, 2009, the Company issued to TCMF a promissory note (the “Note”) in the principal amount of $200,000.  The Note is payable in full on March 1, 2010, and bears interest at a rate of 6% per annum.  If any amount due under the Note is not paid in full within ten days of the due date, interest on the unpaid principal balance shall continue to accrue and shall thereafter be increased to a rate equal to 8% per annum.  The Company had borrowings outstanding of $125,000 under the Note as of December 31, 2009.

In January 2010, the Company borrowed an additional $35,000 from TCMF  under the Note.

As of December 31, 2009, the Company had $62,095 of cash, accounts receivable of $7,154 and none is available under the Loan Agreement. and $65,000 available under the Note. To date, the Company's plan of operation has not been successful and has not resulted in cash flow sufficient to finance and expand its business. Further the Company’s principal operating officer has resigned from the company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, we still may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities in order to obtain a credit facility. The sale of additional equity or debt securities could result in additional dilution to our stockholders. The incurrence of increased indebtedness would result in additional debt services obligations and could result in additional operating and financial covenants that could restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Not applicable as we are a smaller reporting company.

ITEM 4(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

LATERAL MEDIA, INC. (Registrant)

Date: February 17, 2010	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chairman of the Board of Directors (Authorized Officer, Principal Executive Officer)

Date: February 17, 2010	By:	/s/ Charles Bentz
Charles Bentz
Chief Financial Officer (Authorized Officer and Principal Financial Officer)